Form 10-Q
period 1996-06-30
AMERICAN MIDLAND CORP
filed 1996-08-06
CIK 66052

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C.  20549

                                       FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE
                          SECURITIES AND EXCHANGE ACT OF 1934

For Quarter Ended June 30, 1996

Commission File Number 0-2734

American Midland Corporation

New York                                                   13-1919009
(State or other jurisdiction of                            I.R.S. employer
incorporated or organization)                              identification
                                                           number

320 Fifth Avenue, New York, New York 10001
(Exact address of principal executive offices)


(212) 279-5612
(Registrant's telephone number, including area code)

Indicate by (X) whether the registrant (1) has filed all reports required to be filed by section 13 or 15
(d) of the Securities and Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
Yes X  No

Common stock, $.01 par value: 5,696,000 shares outstanding as of June 30, 1996
















PART 1 - FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS

         The accompanying condensed financial statements of American Midland Corporation ("American") at and for the periods indicated do not include all footnotes and certain financial statement disclosure normally required under generally accepted accounting principles; they should be read in conjunction with the consolidated financial statements of American included in its annual report on Form 10-K to the Securities and Exchange
Commission for the year ended December 31, 1995.

         The interim condensed consolidated financial statements included herein are unaudited, but include all adjustments consisting of normal recurring accruals which American considers necessary for a fair presentation of its consolidated financial position and results of operations at and for the respective periods. The results of operations for the six months ended June
30, 1996 are not necessarily indicative of the results of operations for the year ending December
31, 1995.



























AMERICAN MIDLAND CORP.
CONSOLIDATED BALANCE SHEET
(unaudited)

ASSETS                                    June 30,                  December 31,
Current Assets                            1996                      1995
Cash                                      $9,000                    $13,000
Mortgage Receivable (Current
Portion)                                  1,000                     65,000


Total Current Assets                      $10,000                   $79,000
Fixed Assets, at cost
(Less accumulated depreciation)            2,000                     3,000

Investments in and advances to             3,525,000                 3,525,000
unconsolidated subsidiary, at
equity (note 1)

Mortgage Receivable
(long term portion)                        35,000                    36,000


Total Assets                              $3,572,000                $3,642,000

   LIABILITIES
Current Liabilities
Accounts Payable
and accrued expenses                      $141,000                  $2,655,000
Notes Payable                              304,000                   304,000
Loans Payable                              38,000

Total Current Liabilities                  483,000                   2,959,000

Excess of losses and distributions over
investments and advances to real estate
and joint ventures, at equity.             871,000                   871,000

STOCKHOLDERS' EQUITY
Common Stock                               57,000                    57,000
Capital in excess of par value             24,785,000                24,785,000
Deficit                                    (22,624,000)         (25,030,000)

Total                                     $3,572,000                $3,642,000

The accompanying notes are an integral part of these financial statements.

                                AMERICAN MIDLAND CORP.
                          CONSOLIDATED RESULTS OF OPERATIONS
                                      (Unaudited)


                                                   Six months ended June 30,
                                                   1996                     1995
Income from continuing operations.
Revenues:                                          $                $
Interest and other Income                           2,000            2,000


Gross Revenues                                     $2,000           $2,000


Expenses
Selling and Administrative Expenses                 6,000            14,000
Depreciation and Amortization                       1,000             2,000

Total Expenses                                      7,000            16,000

Net Loss from continuing operations                $(5,000)         $(14,000)


Net Loss per Share                                  0                0

Weighted average number of common
shares outstanding.                                 5,696,000       5,696,000


The accompanying notes are an integral part of these financial statements.

AMERICAN MIDLAND CORPORATION
CONSOLIDATED RESULTS OF OPERATIONS
(Unaudited)

                                                   Three months ended June 30,
                                                   1996             1995

Income from continuing operations
Revenues:
Interest and other Income                          $1,000           $1,000

Gross Revenues                                     $1,000           $1,000


Expenses
Selling and Administrative Expenses                 3,000            5,000
Depreciation and Amortization                       1,000            1,000
Loss In Unconsolidated subsidiary                                    (2,000)

Total Expenses                                     $4,000           $4,000

Net Loss from continuing operations                $(3,000)         $(3,000)

Net Loss per Share                                   0               0

Weighted average number of common
shares outstanding                                   5,696,000        5,696,000

The accaompanying notes are an integral part of these financial statements.

AMERICAN MIDLAND CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOW
(Unaudited)

                                                   Six months ended June 30,
                                                   1996             1995
Cash Flow from Operating Activities:
Net Income (Loss)                                  $(5,000)         $(14,000)

Adjustments to reconcile net Income (Loss) to cash provided by (used in ) operating activities


Receivables                                        65,000
Loans by Officers                                  38,000
Depreciation                                       1,000             2,000
Accounts payable and accrued expenses              (2,514,000)       (3,000)
Adjustments to retained earnings                   2,411,000



Cash Provided by ( Used in ) Operations            $(4,000)          $(15,000)
Cash at beginning of period                         13,000            59,000

Cash at end of period                              $9,000           $44,000


The accompanying notes are an integral part of these financial statements.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED
JUNE 30,1996 vs 1995


American had a loss of $5,000 for the six months ended June 30,1996 compared to a loss of $14,000 for the same period of 1995. The losses from continuing operations for 1996 and 1995 were primarily due to the inability to generate sufficient income to cover its overhead. American is currently inactive and does not conduct any operations except through it's forty five percent owned subsidiary Talmana which conducts a shrimp
fishing and processing operation in Costa Rica.   The shrimp processed
by Talmana are caught in company owned and operated fishing vessels and purchased from independent fishermen. Talmana's products are sold locally and exported to Europe, Japan and the United States. Talmana does not report earnings on a quarterly basis and its earning have not been taken into consideration in this report.


The demand and pricing of Talmana's products vary from season to season depending on availability of product worldwide. The first quarter of the year is usually the weakest due to the shortage of product as a result of adverse weather conditions off the west coast of Costa Rica. Inflation and competition do not have any significant effect on Talmana's operation.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED
JUNE 30, 1996 vs 1995.

Management's discussion and analysis of financial condition and results of operations for the six months ended June 30, 1996 also pertain to the corresponding three month period.

LIQUIDITY AND CAPITAL RESOURCE

American does not have adequate liquidity to maintain its current operation and has closed its office in New Jersey. It's officers and directors loaned $38,000 to American, with an option to convert $30,000 of loans to 3,000 shares of Americans common stock in order to enable it settle a portion of its outstanding obligations. American paid the FDIC $100,000 to settle its judgment and has agreed to pay Nations Bank
$15,000 and Steven Bernstein $36,000 in full settlement of their claims against the company. As of June 30, 1996 the obligation to the Nations Bank is still outstanding and Mr. Bernstein has been paid $2,000 in part payment of the obligation owed to him. American intends to attempt to raise additional funds through the private sale of its stock to potential investors, however it has been unsuccessful to date.

                             AMERICAN MIDLAND CORPORATION
                           NOTES TO CONSOLIDATED STATEMENTS
                                     June 30, 1996


NOTE 1-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of American Midland Corporation ("American) and its wholly owned subsidiaries. American owns a forty five percent interest in a Costa Rican shrimp fishing and processing company ("Talmana"). Talmana does not report earnings on a quarterly basis and its results have not been taken into consideration in this report. American reports this investment as an investment in an unconsolidated subsidiary on the equity method, adjusted annually. All significant intercompany accounts have been eliminated.


Going Concern
American has suffered recurring losses from operation and its current obligations exceed its current assets. It has recently settled substantial obligations and funded said settlements by loans from its officers and directors. It is continuing to attempt to raise additonal funds to pay its current outstanding obligations and for future operations. These matters raise substantial concern about American's ability to continue as a going concern.


Per Share Calculation
The computation of per share amounts is based on the weighted average number of common shares outstanding in each period. Common stock equivalents, which include stock options are either insignificant or anti-dilutive.

Investments
Americans's ownership of a $3,000,000 10 year 6% redeemable preferred stock due December 31, 2002 and it's ownership of forty five percent of the outstanding common shares of Talmana S.A. is carried on its books as an investment in an unconsolidated subsidiary. Dividends on the preferred stock may be paid in any year in which Talmana has after tax earnings in excess of $1,500,000 if declared by the board of directors of Talmana. Dividends not paid are accrued and payable on the Redemption Date. No dividends have been paid. American's investment is carried on the equity method and no accruals have been made for earned but unpaid dividends.

                                      SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned who are duly authorized to do so.

Dated August 5, 1996              AMERICAN MIDLAND CORPORATION



                                  BY: /s/ Irwin S. Lampert
                                       IRWIN S. LAMPERT
                                       SENIOR VICE PRESIDENT AND
                                       TREASURER
                                       (PRINCIPAL FINANCIAL OFFICER)

PART II. OTHER INFORMATION





Item 1.  Legal Proceedings

See Registrant's Annual Report on Form 10-K for the year ended
December 31, 1995. As of June 30, 1996, there was no material change in the status of the matters described in Item 3 of the Annual Report.


Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

    none

(b) Reports on Form 8-K

    There were no reports on Form 8-K filed by the Registrant during the three months ended June 30, 1996.