Form 10QSB
period 1996-09-30
AMERICAN MIDLAND CORP
filed 1996-10-29
CIK 66052

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON D.C.  20549

                                FORM 10-Q

             QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF
                 THE SECURITIES AND EXCHANGE ACT OF 1934

                  For Quarter Ended September 30, 1996

                      Commission File Number 0-2734

                      American Midland Corporation

New York                                               13-1919009
(State or other jurisdiction of                        I.R.S. employer
incorporated or organization)                          identification
                                                       number

               302 Fifth Avenue, New York, New York 10001
             (Exact address of principal executive offices)

                             (212) 279-5612
          (Registrant's telephone number, including area code)

Indicate by (X) whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
Yes X  No

Common stock, $.01 par value: 5,696,000 shares outstanding as of September 30, 1996

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

        The interim condensed consolidated financial statements included herein are unaudited, but include all adjustments consisting of normal recurring accruals which American considers necessary for a fair presentation of its consolidated financial position and results of operations at and for the respective periods. The results of operations for the nine months ended
September 30, 1996 are not necessarily indicative of the results of operations for the year ending
December 31, 1995.


                                                 AMERICAN MIDLAND CORP.
                                               CONSOLIDATED BALANCE SHEET
                                                       (unaudited)

                                                September 30,                   December 31,
                                                1996                            1995
ASSETS
Current Assets
Cash                                            $8,000                          $13,000
Mortgage Receivable (Current
Portion)                                        1,000                           65,000


Total Current Assets                            $9,000                          $79,000
Fixed Assets, at cost
(Less accumulated depreciation)                 2,000                           3,000

Investments in and advances to                  3,525,000                       3,525,000
unconsolidated subsidiary, at
equity (note 1)

Mortgage Receivable
(long term portion)                             36,000                          36,000

Total Assets                                    $3,572,000                      $3,642,000

LIABILITIES
Current Liabilities
Accounts Payable
and accrued expenses                            $150,000                        $2,655,000
Notes Payable                                   304,000                         304,000
Loans Payable                                   46,000

Total Current Liabilities                       500,000                         2,959,000

Excess of losses and distributions over
investments and advances to real estate
and joint ventures, at equity.                  846,000                         871,000

STOCKHOLDERS' EQUITY
Common Stock                                    57,000                          57,000
Capital in excess of par value                  24,785,000                      24,785,000
Deficit                                         (22,616,000)                    (25,030,000)

Total                                           $3,572,000                      $3,642,000


The accompanying notes are an integral part of these financial statements.

                             AMERICAN MIDLAND CORP.
                       CONSOLIDATED RESULTS OF OPERATIONS
                                   (Unaudited)


                                                Nine months ended Septmber 30,
                                                1996            1995
Income from continuing operations.
Revenues:                                       $               $
Interest and other Income                       3,000           3,000

Gross Revenues                                  $3,000          $3,000

Expenses
Selling and Administrative Expenses             8,000           15,000
Depreciation and Amortization                   1,000           3,000

Total Expenses                                  9,000           18,000

Net Loss from continuing operations             $(6,000)        $(15,000)

Net Loss per Share                              0               0

Weighted average number of common
shares outstanding.                             5,696,000       5,696,000


The accompanying notes are an integral part of these financial statements.

                                              AMERICAN MIDLAND CORPORATION
                                           CONSOLIDATED RESULTS OF OPERATIONS
                                                       (Unaudited)

                                                Three months ended September 30,
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

                                              AMERICAN MIDLAND CORPORATION
                                           CONSOLIDATED STATEMENT OF CASH FLOW
                                                       (Unaudited)

                                                Nine months ended September 30,
                                                1996            1995
Cash Flow from Operating Activities:
Net Income (Loss)                               $(6,000)        $(15,000)

Adjustments to reconcile net Income (Loss) to cash provided by (used in ) operating activities

Receivables                                     64,000
Loans by Officers                               46,000
Depreciation                                    1,000           3,000
Accounts payable and accrued expenses           (2,530,000)     (33,000)
Adjustments to retained earnings                2,420,000

Cash Provided by ( Used in ) Operations         (5000)          45,000
Cash at beginning of period                     13,000          59,000

Cash at end of period                           $8,000          $14,000

The accompanying notes are an integral part of these financial statements.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED
SEPTEMBER 30,1996 vs 1995

American had a loss of $6,000 for the nine months ended
September 30,1996 compared to a loss of $15,000 for the same period of 1995. The losses from continuing operations for 1996 and 1995 were primarily due to the inability to generate sufficient income to cover its overhead. American is currently inactive and does not conduct any operations except through it's forty five percent owned subsidiary Talmana which conducts a shrimp fishing and processing operation in
Costa Rica.   The shrimp processed by Talmana are caught in company
owned and operated fishing vessels and purchased from independent fishermen. Talmana's products are sold locally and exported to Europe, Japan and the United States. Talmana does not report earnings on a quarterly basis and its earning have not been taken into consideration in this report.

The demand and pricing of Talmana's products vary from season to season depending on availability of product worldwide. The first quarter of the year is usually the weakest due to the shortage of product as a result of adverse weather conditions off the west coast of Costa Rica. Inflation and competition do not have any significant effect on Talmana's operation.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED
SEPTEMBER 30, 1996 vs 1995.

Management's discussion and analysis of financial condition and results of operations for the nine months ended September 30, 1996 also pertain to the corresponding three month period.

LIQUIDITY AND CAPITAL RESOURCE

American does not have adequate liquidity to maintain its current operation and has closed its office in New Jersey. Its officers and directors loaned $46,000 to American, with an option to convert $30,000 of loans to 3,000 shares of Americans common stock.They have indicated a willingness to loan any additonal funds that might be required to meeet American's ongoing obligations. American paid the FDIC
$100,000 and Nations Bank $5,000 in full settlement of their judgments.
It has agreed to pay Steven Bernstein a former officer of the company $36,000 in full settlement of American's obligation to him. Eight thousand ($8,000 ) has been paid to him through the end of September. American intends to raise additonal funds through the private sale of its stock to potential investors, however it has been unsuccessful to date.

                          AMERICAN MIDLAND CORPORATION
                        NOTES TO CONSOLIDATED STATEMENTS
                               September 30, 1996

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

Going Concern

American has suffered recurring losses from operation and its current obligations exceed its current assets. It has recently settled substantial obligations and funded said settlements by loans, with an option to convert $30,000 of said loans into 3,000,000 shares of common stock from its officers and directors. It is continuing to attempt to raise additonal funds to pay its current outstanding obligations and for future operations. These matters raise substantial concern about American's ability to continue as a going concern.

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

Dated October 28, 1996                 AMERICAN MIDLAND CORP.




                                       BY: /s/ Irwin S. Lampert
                                       IRWIN S. LAMPERT
                                       SENIOR VICE PRESIDENT
                                       AND TREASURER
                                       (PRINCIPAL FINANCIAL OFFICER)

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

See Registrant's Annual Report on Form 10-K for the year ended
December 31, 1995. As of September 30, 1996, there was no material change in the status of the matters described in Item 3 of the Annual Report.


Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

    none

(b) Reports on Form 8-K

    There were no reports on Form 8-K filed by the Registrant during the three months ended September 30, 1996.