Form 10-K
period 1996-12-31
AMERICAN MIDLAND CORP
filed 1997-03-31
CIK 66052

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 1O-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                     THE SECURITIES AND EXCHANGE ACT OF 1934

                     For the period ended December 31, 1996
                          Commission File Number 0-2734

                          AMERICAN MIDLAND CORPORATION


             (Exact name of Registrant as specified in its charter)

                               NEW YORK 13-1919009
             -----------------------------------------------------

  (State or other jurisdiction               (I.R.S. employer
    of incorporation or                       identification no.)
    organization)

                   302 Fifth Avenue, New York, New York 10001
               (Address of principal executive offices) (zip code)

                                 (212) 279-5612
------------------------------------------------------------------------------

              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(g) of the Act:

                              Name of each exchange
                    Title of each class on which registered
                    -------------------- -------------------
            Common Stock, par value $.01 per share
    Over-the-counter Securities registered pursuant to Section 12(b) of Act:
                                      None
                         -------------------------------

                                (Title of Class)
  Indicate by (X) whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
Yes X No

  Disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10K or any amendment to this Form lOK.

  Aggregate market value of voting stock held by non-affiliates of the Registrant computed by reference to the price at which the Registrant's Common Stock was sold as of February 28, l997:
  $50.000.

  Number of shares outstanding of the Registrant's Common Stock, as of February 28, 1997: 5,696,000.

                                     Part 1.
4


Item 1. Business


American Midland Corporation ("American"), a New York Corporation organized in February 1959, is engaged primarily in the seafood business in Costa Rica through a forty-five percent (45%) owned subsidiary known as Talmana S.A. ("Talmana").

Seafood

American's 45% owned Costa Rocan subsidiary, Talmana is engaged in the shrimp fishing and processing business. The shrimp produced by Talmana are obtained in the Pacific Ocean, off the west coast of Costa Rica, by fishing vessels owned and operated by Talmana as well as independent fishing vessels who catch is then processed by Talmana in its plant, located in Puntarenas, Costa Rica, and is then sold to wholesale or retail distributors primarily in Costa Rica, the United States and Europe for ultimate resale to the consuming public.

Talmana presents owns 17 vessels licensed by the Costa Rican government to fish in that country's waters, such licenses are renewed or extended annually. Although there is an abundant supply of shrimp off the coast of Costa Rica, the availability of the shrimp is dependent upon prevailing natural conditions which vary from time to time. The selling price of the product tends to fluctuate in accordance with its availability worldwide.

For the twelve months ended December 31, 1996, four customers accounted for substantially all of the sales of Talmana. American believes that the loss of any or all of these customers would not have a material adverse effect on the operations of Talmana since it believes that the demand for Talmana's products is such that new customers could readily be found.

See Notes to the Consolidated Financial Statements for additional information relating to the acquisition of Talmana.


Discontinued operations

Prior to 1990 American terminated its involvement in its real estate operation in the State of Florida. Judgments were entered against American for approximately $2,300,000 on defaulted mortgage obligations. In 1996 American settled these obligations from its working capital and loans from its officers.

Regulations and Environmental Matters

Talmana, seafood operation is subject to numerous governmental regulations and licensing requirements in Costa Rica, including requirement that each vessel be licensed in order to fish the that country's waters; such fishing licenses are essential to the conduct of Talmana's operation and must be renewed or extended annually.

American believes that Talmana is, and it will continue to be, in compliance with all of these regulations and licensing requirements; however, in the event of any non-compliance, it may be anticipated that additional capital investments and/or increased operating costs may be required or incurred in order to comply therewith.

Competition

Talmana's seafood operation is faced with intense competition, and many of its competitors have much greater resources than Talmana. This competition comes from producers of shrimp and other types of seafood in Costa Rica and elsewhere throughout the world. The principal methods of competition include the ability to locate and harvest the product, quality control, pricing and marketing.

Employees

American did not have any employees in 1996.

Item 2. Properties

American maintains a mailing address at 302 Fifth Avenue, New York, New York.

Item 3.  Legal proceeding

There are no legal proceedings pending against American.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the calendar year covered by this report.


                                    PART 11.

Item 5. Market for the Registrant's common stock and Related Security holder Matters.

American's common stock is traded in the over-the counter market, and, until September 30, 1990, was quoted on the Automated Quotation System of the National Association of Securities Dealers, Inc. ("NASDQ"). Although American's common stock continues to be listed in the National Daily Quotation Service "pink sheets", there is now only a limited or sporadic public trading market in its stock which, since January 1, 1991, has been trading for approximately $.01 per share. No dividends or other distributions have been paid with respect to the common stock of America.

Item 6.  Selected Financial Data

                (Amounts in thousands except for per share data)
                             Year ended December 31,


                                   1996           1995           1994           1993           1992

Sales
Interest and other Income          7              5              4              137            -6

                                   7              5              4              137            -6

Income(loss ) continuing
operations                         91             43             162            -2347          -1837

Net Income ( loss )                91             43             162            -2317          -2409

Per Share
Income (loss) continuing
operations                         0.02           0.01           0.03           -0.41          -0.31
Net Income ( Loss )                                                             -0.41          -0.41
Weighted average common shares     5696           5696           5696           5696           5696


BALANCE SHEET DATA:

Total Assets                       3634           3642           3632           3266           3426

Long Term Debt
Subordinated Indebtedness
Stockholders' Equity (Deficit)     2323           -188           -343           -705           1612


Note: American has not paid any cash dividends during the five years ended December 31, 1996

Item 7.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations.

General

This discussion should be read in conjunction with the financial statements for details of revenues, operating results and other information relating to the various segments of American's operations. American realized a gain of $91,000 in 1996 due primarily to profits from its 45% owned Costa Rican subsidiary. In December, 1992, American entered into a shareholder's agreement with its Costa Rican partner (Nebot, S.A. ) defining the the rights and obligations of each of the shareholders in the shrimp fishing and processing business in Puntarenas, Costa Rica (Talmana S.A.) As a part of that agreement, American received $3,000,000 in preferred stock and recognized Nebot's fifty-five (55%) ownership of Talmana. As a result, American changed its method of financial reporting for Talmana from a consolidated subsidiary to that of an unconsolidated subsidiary.

Current Operations.

Other than its investment in Talmana, American has no operation of its own. Talmana owns 17 fishing vessels and also purchases shrimp from local fishermen. All of its product is processed in its plant and then sold primarily in Europe, the United States and Costa Rica.

Liquidity and Capital Resources.
American is inactive, does not have any employees and has minmal operating expenses. It is exploring various alternatives, including the sale of its interest in Talmana in order to raise sufficient funds to pay its obligations and become actively involved in an operating company.

Effects of Inflation and Competition

Inflation and competition do not have any significant effect on American nor its subsidiary, Talmana. However, the price of Talmana's shrimp is seasonal and dependent upon the availability of competitive farm and ocean shrimp. Increases in the cost of product can generally be passed on to the consumer and accordingly, inflation has had a negligible effect on Talmana's operation.

Item 8.           Financial Statements and Supplementary Data




     INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




Consolidated financial statements


Balance Sheets- December 31, 1996 and 1995;

For the years ended December 31, 1996, 1995, 1994:

  Statements of Operations
  Statements of Stockholders' Equity/Deficit
  Statements of Cash Flow

Notes to consolidated financial statements


Item 9.      Changes in and Disagreements with Accountants on Accounting and
                Financial Disclosure.


BDO Seidman ("BDO") resigned as American's principal accountant in February, 1993. During American's fiscal years ended December 31, 1991 and December 31, 1992, and the subsequent interim period preceding BDO's resignation ( as well as with respect to the fiscal year ended December 31, 1990) there were no disagreements with BDO on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of the former accountant, would have caused it to make reference to the subject matter thereof in connection with its report.

As a result of BDO's untimely resignation and American's present financial condition, the following Consolidated Financial Statements have not been audited.

                                AMERICAN MIDLAND
                                      CORP.
                           CONSOLIDATED BALANCE SHEET ( Unaudited )




                                                                                December 31,                  December 31,
                                                                                1996                          1995
Current Assets
Cash                                                                            8,000                         13,000
                                                                                $                             $
Accounts Receivable
Mortgage Receivable (Current Portion)                                                                         65,000

Total Current Assets                                                            8,000                         78,000

Fixed Assets, at cost (less accumulated
depreciation)                                                                                                 3,000

Investments in and Advances to Unconsolidated
Subsidiary, at Equity ( Note 1 )                                                3,626,000                     3,525,000

Mortgage Receivable ( Long term portion)                                                                      36,000

Other Assets                                                                    -

Total Assets                                                                    3,634,000                     3,642,000













The accompanying notes are an integral part of these financial statements

                          AMERICAN MIDLAND CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                  ( Unaudited )



                                                                                December 31,             December 31,
                                                                                1996                     1995

LIABILITIES:
Current Liabilities
Accounts Payable and Accrued                                                    160,000                  2,725,000
Expenses
Notes Payable                                                                   304,000                  379,000
Total Current Liabilities                                                       464,000                  3,104,000



Excess of losses and distributions over
investment and Advances to
Real Estate Joint Ventures, at Equity                                           847,000                  871,000

Commitments and contingencies

STOCKHOLDERS EQUITY:

Preferred stock, $10 par value, 2,000,000 shares authorized, none issued

Common Stock, $.01 par value, 20,000,000
shares authorized 5,696,000 shares
outstanding                                                                     57,000                   57,000

Capital in excess of par value                                                  24,785,000               24,785,000

Deficit                                                                         (22,519,000)             (25,185,000)

Total Stockholders'  Equity                                                     2,323,000                (343,000)
                                                                                3,634,000                3,632,000

The accompanying notes are an integral part of these financial statements.

                          AMERICAN MIDLAND CORPORATION
                       CONSOLIDATED RESULTS OF OPERATIONS
                                  ( UNAUDITED )

                                                                                Years Ended December 31,
                                                                                1996                1995                     1994

Sales                                                                                               -                        -

Gross Profit ( Loss )                                                                               -                        -

Expenses:
Selling & Admin.                                                                17,000              54,000                   41,000
Interest
Depreciation and Amortization                                                                       3,000                    3,000
Write down of investments ( Notes 5,9)
Total Expenses                                                                  17,000              57,000                   44,000


Other Income (Expenses) :
Interest & Other Income                                                                             5,000                    4,000
Gain on sale of assets                                                          7,000
                                                                                7,000               5,000                    4,000

Income (loss) from continuing operations before
equity in gain or ( loss ) of unconsolidated
joint ventures & taxes on                                                       (10,000)            (52,000)                (40,000)
income
Equity in gain or (loss) of unconsolidated joint
subsidiaries and joint ventures                                                 101,000             95,000                   202,000

Income (loss) from continuing operations
before taxes on income                                                          91,000              43,000                   162,000

Taxes on income

Income (loss) from continuing operations                                        91,000              43,000                   162,000

Net Income (loss)                                                               91,000              43,000                   162,000

Per Common Share:
Income ( loss )
continuing operation                                                            .02                 .01                      .03
Discontinued
Extraordinary
Net income (loss) per share                                                     .02                 .01                      .03

Weighted average common shares outstanding                                      5,696,000           5,696,000              5,696,000

                 See accompaning notes to financial statements.

                          AMERICAN MIDLAND CORPORATION
                       CONSOLIDATED STATEMENT OF CASH FLOW
                                  ( UNAUDITED )

                                                                      Year Ended December 31,
                                                                      1996                1995                1994

Cash Flow from Operating Activities:
Net Income ( Loss )                                                   91,000              43,000              162,000

Adjustments to reconcile net income ( loss )
to cash provided by ( used in ) operating
activities:
Depreciation and Amortization                                                             3,000               3,000
Reversal of prior year over accrual                                   2,555,000           113,000
Write down of Mortgage Receivable                                                         36,000
Decrease in Notes & Mortgage Receivable                               100,000
Decrease in Advances to Real Estate Joint Ventures                                                            9,000
Decrease (increase ) in liablities                                    (2,640,000)         (146,000)           (5,000)
Equity in gain of unconsolidated subsidiary                           (101,000)           (95,000)            (202,000)
Loss on discontinued operation
Write down of investment
Cash Provided by ( Used in ) Operations                               5,000               (46,000)            (33,000)
Cash provided by (used in ) financing activities                      0                   0                   0
Net increase (decrease) in cash                                       (5,000)             46,000              (33,000)
Cash at beginning of period                                           13,000              59,000              92,000
Cash at end of period                                                 8,000               13,000              59,000

The accompanying notes are an integral part of these financial statements

                          AMERICAN MIDLAND CORPORATION
                        NOTES TO CONSOLIDATED STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       Principles of Consolidation
The consolidated financial statements include the accounts of American Midland Corporation ("American") and its wholly-owned corporate subsidiary (AMC Management Corp.) . American reports its investment in Talmana as an investment in an unconsolidated subsidiary. American's investments in unconsolidated subsidiaries and joint ventures are carried on the equity method. All significant intercompany accounts and transactions have been eliminated.

       Cash Equivalents
American considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

       Income Taxes

Provisions or benefits are made for deferred income taxes on all significant timing differences which represent the tax effects of transactions reported for tax purposes in periods different than for financial reporting purposes.

In December, 1987, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 96, "Accounting for Income Taxes". The effective date had been delayed, and in February, 1992, changed by Statement 109, "Accounting for Income Taxes".

Statement 109 established financial accounting and reporting standards for the effects of income taxes that result from a company's activities during the current and preceding year. It requires an asset and liability approach in calculating current and deferred taxes based on the difference between financial statement balances and the tax basis of assets and liabilities at the currently enacted tax rates. At December 31, 1996 the Company had available net operating loss carry forwards expiring fro 1997 through 2004.


2-  Going Concern
American has suffered recurring losses from operations and its current obligations exceed its current assets. It has recently settled substantial obligations and funded said settlements by loans from officers with an option to convert $30,000 of said loans into 3,000,000 shares of common stock. It is attempting to raise additional funds and/or sell its interest in Talmana to finance future operations. These matters raise substantial concern about American's ability to continue as a going concern.

3.     Per share calculation.
The computation of per share amounts is based on the weighted average number of shares outstanding in each period.

4.   Investments.

In July, 1989, a partnership , consisting of American and The First Republic Corporation of America ("FRCA") acquired, as equal partners, a 40% interest in a shrimp fishing and tuna processing operation in Costa Rica, doing business as Talmana, S.A.

Effective August 1,1990, American acquired FRCA's interest in Talman in exchange for American's then remaining interst in a Florida seafood business. At the same time, American and its Costa Rican partners dissolved their partnership. American obtained a 45% interest in the shrimp operations and the Costa Rican partners obtained a 100% interest in the tuna operations. American and the former Costa Rican partners operate their respective businesses independependently.

In 1992, American entered into a shareholders' agreement with Nebot S.A. ("Nebot") the owner of fifty -five percent of the stock in the Costa Rican corporation. The shareholders' agreement defined the rights and obligations of the partners and provided for the issuance of $3,000,000 of perferred stock to American in consideration for its investment in Talmana (in addtiion to the 45% of the common stock of Talmana which American continues to own). American's ownership of a $3,000 10 year 6% redeemable preferred stock due December 31, 2002 and it's ownership of forty five percent of the outstanding common shares of Talmana S.A. is carried on the books as an investment in an unconsolidated subsidiary. Dividends on the preferred stock may be paid in any year in which Talmana has after tax earnings in excess of $1,500,000 if declared by the board of directors of Talmana. Dividends have not been paid and have not been accrued on the books of American. Unpaid dividends are payable on the Redemption date of the preferred stock. American's investment is carried on its books on the equity method of accounting


5.  Results of Operations of Talmana.

The profit of $101,000 which American reported as equity in gain of an unconsolidated subsidiary is 45% of the unaudited profits reported by Talmana for its year ended December 31, 1996.


6.  Settlement of Obligations.

In 1996 American settled its obligations with the FDIC, Nations Bank and Stephen Bernstein for amounts substantially reduced amounts. The difference between the amount paid and the amount of the obligations were credited to paid in surplus.

                                    PART III.


Item 10.  Directors and Executive officers of American

                                                                                               Elected
Name                                        Position                            Age
Director

Emil Ramat                                     Chairman of the Board            74             1974
                                               and President

Irwin S. Lampert                               Senior Vice President,           65             1984
                                               Secretary-Treasurer
                                               and Director


Mr. Ramat has been Chairman of the Board, President and Chief
Executive Officer of American for more than the past five years.

Mr. Lampert has been a director and Senior Vice President, Treasurer and Chief Financial Officer of American for more than the past five years. He was appointed Secretary of American in July, 1995.



Item 11.  Executive Compensation

During the twelve months ended December 31, 1996, none of American's executive officers received any remuneration from American.

Mr. Ramat is employed pursuant to an employment agreement with Talnana which expires in December, 1997.

Mr. Lampert is employed pursuant to an employment agreement with Talmana which expires in December, 1997.



Item 12. Security Ownership of Certain Beneficial Owners and
               Management

(a) As of February 28, 1997, American knows of no person or group owning beneficially more than 5% of its outstanding common stock, except for Jonathan P. Rosen, who owned beneficially 464,500 shares, (including 98,700 of American's shares owned by The First Republic Corporation of America, a public company of which Mr. Rosen is a principal stockholder), representing 8.15% of the class, and directors and officers, as a group, who owned beneficially 185,183 shares representing 3.25% of the class.

(b) The following table sets forth certain information regarding the ownership of American's common stock as of February 28, 1997 by each of the directors of American and the directors and officers of American as a group:

       Name of                Number of Shares             Percent
Beneficial owner          Beneficially Owned             Of Class

Irwin S. Lampert            120,500    (1) (2)                2.12%

Emil Ramat                   64,683    (2)                 1.13%

All Directors and
Officers as a
Group (2 persons)           185,183                        3.25%



(1) These shares are owned by Judith Lampert.(Mr Lampert's wife)

(2) Does not include an option to convert loans of $30,000 into 3,000,000 shares of common stock. (2,000,000 shares by Emil Ramat and 1,000,000 shares by Irwin Lampert)

                                     PART IV



Item 4.    Exhibits, Financial Statement Schedules and Reports on
           Form 8-k.


           (a) Exhibits


               Subsidiaries of American.

           (b) Reports on form 8k

           There were no reports on form 8K filed by the Registrant during the year ended December 31, 1996.

                          AMERICAN MIDLAND CORPORATION

                            Subsidiaries of American
                             (at December 31, 1996)




The following is a list of American's significant subsidiaries and the state in which each such subsidiary or partnership was incorporated or organized:


             Name                            State of
                                             Incorporation

          AMC Management Corp.               Delaware

          Talmana, S.A. (45%)                Costa Rica

                                   SIGNATURES



         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




American Midland Corporation





By_________________________
Emil Ramat, President and Chairman
of the Board of Directors




                  Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.



Signature                    Title


                             President and Chairman of the Board of Directors
Emil Ramat                                                        March 30, 1997


                              Vice President, Director
Irwin S. Lampert                                                  March 30, 1997