Form 10-Q
period 1997-03-31
AMERICAN MIDLAND CORP
filed 1997-05-14
CIK 66052

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF
                    THE SECURITIES AND EXCHANGE ACT OF 1934

                        For Quarter Ended March 31, 1997

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

Indicate by (X) whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Common stock, $.01 par value: 5,696,000 shares outstanding as of March 31,1997

PART 1 - FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

         The accompanying condensed financial statements of American Midland Corporation ("American") at and for the periods indicated do not include all footnotes and certain financial statement disclosure normally required under generally accepted accounting principles; they should be read in conjunction with the consolidated financial statements of American included in its annual report on Form 10-K to the Securities and Exchange Commission for the year ended December 31, 1996.

         The interim condensed consolidated financial statements included herein are unaudited, but include all adjustments consisting of normal recurring accruals which American considers necessary for a fair presentation of its consolidated financial position and results of operations at and for the respective periods. The results of operations for the three months ended March 31,1997 are not necessarily indicative of the results of operations for the year ending December 31, 1996.

                             AMERICAN MIDLAND CORP.
                           CONSOLIDATED BALANCE SHEET
                                   (unaudited)

ASSETS                                      March 31,                  December 31,
Current Assets                              1997                       1996
Cash                                        $7,000                     $8,000


Total Current Assets                        $7,000                     $8,000
---------------------


Investments in and advances to              3,626,000                  3,626,000
unconsolidated subsidiary, at
equity (note 1)


Total Assets                                $3,633,000                 $3,634,000


LIABILITIES
Current Liabilities

Accounts payable                            120,000                    120,000
Notes Payable                               304,000                    304,000
Loans Payable                               40,000                     40,000


Total Current Liabilities                   464,000                    464,000
-------------------------

Excess of losses and distributions over
investments and advances to real estate
and joint ventures, at equity.              847,000                    847,000

STOCKHOLDERS' EQUITY
Common Stock                                57,000                     57,000
Capital in excess of par value              24,785,000                 24,785,000
Deficit                                     22,520,000                 (22,519,000)


Total                                       $3,633,000                 $3,634,000

The accompanying notes are an integral part of these financial statements.

                             AMERICAN MIDLAND CORP.
                       CONSOLIDATED RESULTS OF OPERATIONS
                                   (Unaudited)

                                                      Three months ended March 31,
                                                      1997              1996
Income from continuing operations.
Revenues:                                             $                 $
Interest and other Income                             0                 1,000


Gross Revenues                                        $0                $1,000

Expenses
Selling and Administrative                            1,000             3,000
                                                       -----               -----

Total Expenses                                        ( 1,000)          (2,000)

Net Loss from continuing operations                   $(1,000)          (2,000)


Net Loss per Share                                    0                 0

Weighted average number of common
shares outstanding.                                   5,696,000         5,696,000


   The accompanying notes are an integral part of these financial statements.



                          AMERICAN MIDLAND CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOW
                                   (Unaudited)

                                                     Three months ended March 31,
                                                     1997              1996
Cash Flow from Operating Activities:
Net Income (Loss)                                    $(1,000)          $(2,000)

Adjustments to reconcile net Income (Loss) to cash provided by (used in ) operating activities


Accounts payable and accrued expenses                                  (5000)

Cash Provided by ( Used in ) Operations             (1,000)            (7,000)
Cash at beginning of period                         8,000              13,000
                                                    -----               ------

Cash at end of period                               $7,000             $6,000


   The accompanying notes are an integral part of these financial statements.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED
March  31, 1997 vs 1996

American had a loss of $1,000 for the three months ended March 31, 1997 compared to a loss of $2,000 for the same period of 1996. The losses from continuing operations for 1997 and 1996 were primarily due to the inability to generate sufficient income to cover its overhead. American is currently inactive and does not conduct any operations except through it's forty five percent owned subsidiary Talmana which conducts a shrimp fishing and processing operation in Costa Rica. The shrimp processed by Talmana are caught in company owned and operated fishing vessels and purchased from independent fishermen. Talmana's products are sold locally and exported to Europe, Japan and the United States. Talmana does not report earnings on a quarterly basis and its earning have not been taken into consideration in this report. The demand and pricing of Talmana's products vary from season to season depending on availability of product worldwide. The first quarter of the year is usually the weakest due to the shortage of product as a result of adverse weather conditions off the west coast of Costa Rica. Inflation and competition do not have any significant effect on Talmana's operation.

 .

LIQUIDITY AND CAPITAL RESOURCE

American does not have adequate liquidity to maintain its current operation and has closed its office in New Jersey. Its officers and directors loaned $40,000 to American, with an option to convert $30,000 of loans to 3,000,000 shares of Americans common stock.They have indicated a willingness to loan any additonal funds that might be required to meet American's ongoing obligations. American intends to raise additonal funds through the private sale of its stock to potential investors, however it has been unsuccessful to date.

                               AMERICAN MIDLAND CORPORATION
                             NOTES TO CONSOLIDATED STATEMENTS
                                      March 31, 1997

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

Dated May 5, 1997                   AMERICAN MIDLAND CORP.
                                    ----------------------




                                            BY: /s/ Irwin S. Lampert
                                            IRWIN S. LAMPERT
                                            SENIOR VICE PRESIDENT
                                            AND TREASURER
                                            (PRINCIPAL FINANCIAL
                                            OFFICER)

                                PART II. OTHER INFORMATION





Item 1.  Legal Proceedings

See Registrant's Annual Report on Form 10-K for the year ended December 31, 1996. As of March 31, 1997 there was no material change in the status of the matters described in Item 3 of the Annual Report.


Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

    none

(b) Reports on Form 8-K

    There were no reports on Form 8-K filed by the Registrant during the three months ended March 31, 1997.