Form 10-K/A
period 1996-12-31
AMERICAN MIDLAND CORP
filed 1997-05-27
CIK 66052

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-K/A

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF
                    THE SECURITIES AND EXCHANGE ACT OF 1934

                        For Quarter Ended December 31, 1996

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