Form 10-Q
period 1997-09-30
AMERICAN MIDLAND CORP
filed 1997-11-14
CIK 66052

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF
                    THE SECURITIES AND EXCHANGE ACT OF 1934

                      For Quarter Ended September 30,1997
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

Indicate by (X) whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Common stock, $.01 par value: 5,696,000 shares outstanding as of September 30,1997

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

         The interim condensed consolidated financial statements included herein are unaudited, but include all adjustments consisting of normal recurring accruals which American considers necessary for a fair presentation of its consolidated financial position and results of operations at and for the respective periods. The results of operations for the nine months ended September 30,1997 are not necessarily indicative of the results of operations for the year ending December 31, 1997.

                             AMERICAN MIDLAND CORP.
                           CONSOLIDATED BALANCE SHEET
                                   (unaudited)

ASSETS                                            Sept.30,         December 31,
Current Assets ..............................     1997             1996
Cash ........................................     $      7,000     $      8,000


Total Current Assets ........................     $      7,000     $      8,000
                                                                   ------------


Investments in and advances to ..............        3,626,000        3,626,000
unconsolidated subsidiary, at
equity (note 1)


Total Assets ................................     $  3,633,000     $  3,634,000


LIABILITIES
Current Liabilities

Accounts payable ............................          120,000          120,000
Notes Payable ...............................          304,000          304,000
Loans Payable ...............................           40,000           40,000


Total Current Liabilities ...................          464,000          464,000
                                                                   ------------

Excess of losses and distributions over
investments and advances to real estate
and joint ventures, at equity ...............          847,000          847,000

STOCKHOLDERS' EQUITY
Common Stock ................................           57,000           57,000
Capital in excess of par value ..............       24,785,000       24,785,000
Deficit .....................................      (22,520,000      (22,519,000)


Total .......................................     $  3,633,000     $  3,634,000

   The accompanying notes are an integral part of these financial statements.

                             AMERICAN MIDLAND CORP.
                       CONSOLIDATED RESULTS OF OPERATIONS
                                   (Unaudited)

                                                  Nine months ended Sept.30,
                                                  1997              1996
Income from continuing operations.
Revenues: ..................................                $                 $
Interest and other Income ..................                0             2,000


Gross Revenues .............................      $         0       $     2,000

Expenses
Selling and Administrative .................            1,000             7,000
                                                  -----------       -----------

Total Expenses .............................           (1,000)           (7,000)

Net Loss from continuing operations ........      $    (1,000)           (5,000)


Net Loss per Share .........................                0                 0

Weighted average number of common
shares outstanding .........................        5,696,000         5,696,000


















   The accompanying notes are an integral part of these financial statements.

                             AMERICAN MIDLAND CORP.
                       CONSOLIDATED RESULTS OF OPERATIONS
                                   (Unaudited)

                                                  Three months ended Sept.30,
                                                         1997              1996
Income from continuing operations.
Revenues: ...................................                $                $
Interest and other Income ...................                0            1,000


Gross Revenues ..............................      $         0      $     1,000

Expenses
Selling and Administrative ..................                0                0
                                                   -----------      -----------

Total Expenses ..............................                0                0

Net Profit from continuing operation ........      $         0           (1,000)


Net Loss per Share ..........................                0                0

Weighted average number of common
shares outstanding ..........................        5,696,000        5,696,000













   The accompanying notes are an integral part of these financial statements.

                           MERICAN MIDLAND CORPORATION
                       CONSOLIDATED STATEMENT OF CASH FLOW
                                   (Unaudited)

                                                Nine months ended Sept.30,
                                                     1997              1996

Cash Flow from Operating Activities:
Net Income (Loss) ................................     $  (1,000)     $  (4,000)

Adjustments to reconcile net Income (Loss) to cash provided by (used in ) operating activities

Receivables & Loans ..............................       110,000
Accounts payable and miscellaneous ...............      (112,000)
 Depreciation ....................................         1,000
                                                       ---------      ---------
 Cash Provided by ( Used in ) Operations .........        (1,000)        (5,000)
Cash at beginning of period ......................         8,000         13,000
                                                       ---------      ---------

Cash at end of period ............................     $   7,000      $   8,000















   The accompanying notes are an integral part of these financial statements.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED
September 30, 1997 vs 1996

American  had a loss of $1,000 for the nine  months  ended  September  30,  1997 compared to a loss of $4,000 for the same period of 1996. The losses from continuing operations for 1997 and 1996 were primarily due to the inability to generate sufficient income to cover its overhead. American is currently inactive and does not conduct any operations except through it's forty five percent owned subsidiary Talmana which conducts a shrimp fishing and processing operation in Costa Rica. The shrimp processed by Talmana are caught in company owned and operated fishing vessels and purchased from independent fishermen. Talmana's products are sold locally and exported to Europe, Japan and the United States. Talmana does not report earnings on a quarterly basis and its earning have not been taken into consideration in this report. The demand and pricing of Talmana's products vary from season to season depending on availability of product worldwide. The first quarter of the year is usually the weakest due to the shortage of product as a result of adverse weather conditions off the west coast of Costa Rica. Inflation and competition do not have any significant effect on Talmana's operation.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED
SEPTEMBER, 1997 vs 1996

Management's discussion and analysis of financial condition and results of operations for the nine months ended September 30, 1997 also pertain to the corresponding three month period.

LIQUIDITY AND CAPITAL RESOURCE

American is inactive since it does not have the necessary capital to conduct business. It hopes to raise capital in the future either through the private placement of securities or the sale of it's 45% owned subsidiary.

                          AMERICAN MIDLAND CORPORATION
                        NOTES TO CONSOLIDATED STATEMENTS
                               September 30, 1997

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

Dated Nov. 10, 1997                          AMERICAN MIDLAND CORP.
                                      -----------------------------




                                            BY: /s/ Irwin S. Lampert
                                            IRWIN S. LAMPERT
                                            SENIOR VICE PRESIDENT
                                            AND TREASURER
                                            (PRINCIPAL FINANCIAL
                                            OFFICER)

                           PART II. OTHER INFORMATION





Item 1.  Legal Proceedings

See Registrant's Annual Report on Form 10-K for the year ended December 31, 1996. As of September 30, 1997 there was no material change in the status of the matters described in Item 3 of the Annual Report.


Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

    none

(b) Reports on Form 8-K

    There were no reports on Form 8-K filed by the Registrant during the nine months ended September 30, 1997.