Form 10-K
period 1997-12-31
AMERICAN MIDLAND CORP
filed 1998-03-31
CIK 66052

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                     THE SECURITIES AND EXCHANGE ACT OF 1934

                     For the period ended December 31, 1997
                          Commission File Number 0-2734

                          AMERICAN MIDLAND CORPORATION
              Exact name of registrant as specified in its charter

NEW YORK                                          13-1919009
(State or other jurisdiction of incorporation)    IRS employer ident.

                   302 Fifth Avenue, New York, New York I 0001
                    (Address of principal executive offices)

                                 (212) 279-5612
              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(g) of the Act:
                              Name of each exchange
                     Title of each class on which registered
             common stock, par value $.0l per share Over the counter

          Securities registered pursuant to Section 12(g) of the Act:
                                      None
                                (Title of Class)

     Indicate by (X) whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d)of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part 111 of this Form 10K or any amendment to this Form 10K.

     Aggregate market value of voting stock held by non-affiliates of the Registrant computed by reference to the price at which the Registrant's Common Stock was sold as of February 28, 1998: $50.000.

     Number of shares outstanding of the Registrant's Common Stock, as of February 28, 1998: 5,696,000.

                                     Part 1.



Item 1. Business


American Midland Corporation ("American"), a New York Corporation organized in February 1959, is engaged primarily in the seafood business in Costa Rica through a forty-five percent (45%) owned subsidiary known as Talmana S.A. ("Talmana").

Seafood

American's 45% owned Costa Rican subsidiary, Talmana is engaged in the shrimp fishing and processing business. The shrimp produced by Talmana are obtained in the Pacific Ocean, off the west coast of Costa Rica, by fishing vessels owned and operated by Talmana as well as independent fishing vessels who catch is then processed by Talmana in its plant, located in Puntarenas, Costa Rica, and is then sold to wholesale or retail distributors primarily in Costa Rica, the United States and Europe for ultimate resale to the consuming public.

Talmana presently owns 17 vessels licensed by the Costa Rican government to fish in that country's waters, such licenses are renewed or extended annually. Although there is an abundant supply of shrimp off the coast of Costa Rica, the availability of the shrimp is dependent upon prevailing natural conditions which vary from time to time. The selling price of the product tends to fluctuate in accordance with its availability worldwide.

For the twelve months ended December 31, 1997, four customers accounted for substantially all of the sales of Talmana. American believes that the loss of any or all of these customers would not have a material adverse effect on the operations of Talmana since it believes that the demand for Talmana's products is such that new customers could readily be found.

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

Regulations andEnvironmental Matters

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

Employees
American did not have any employees in 1997.

Item 2. Properties
American maintains a mailing address at 302 Fifth Avenue, New York, New York.
Item 3.  Legal proceedings

There are no legal proceedings pending against American.
Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the calendar year covered by this report.


                                    PART II

Item 5. Market for the Registrant's common stock and Related Security holder Matters.

American's common stock is traded in the over-the counter market, and, until September 30, 1990, was quoted on the Automated Quotation System of the National Association of Securities Dealers, Inc. ("NASDQ"). Although American's common stock continues to be listed in the National Daily Quotation Service "pink sheets", there is now only a limited or sporadic public trading market in its stock which since January 1, 1991, has been trading for approximately $. 01 per share. No dividends or other distributions have been paid with respect to the common stock of America.

Item 6. Selected Financial Data.

                  Amount in thousands except for per share data
                             Year ended December 31,
                                                   1997            1996            1995           1994              1993
                                                   ----            ----            ----           ----              ----

        Sales
        Interest & Misc Income                        0               7               5              4               137
                                                      -               -               -              -               ---

        Total                                         0               7               5              4              137
                                                      -               -               -              -             ----

        Income/(loss) continuing
        operations                                 137               91              43            162             (2347)
                                                   ----              --              --            ---             -----

        Net Income/(loss)                          137               91              43            162             (2347)
                                                    ---              --              --            ---             -----
        Per share Income(loss)
        continuing operations                      0.02            0.02            0.01           0.03              (.41)
                                                   ----            ----            ----           ----              ----

        Weighted Average
        common shares                              5696            5696            5696           5696              5696


                  Amount in thousands except for per share data
                                                             Year ended       December 31,
                                                   1997            1996               1995        1994           1993

        Total Assets                               3771            3634               3642        3232           3466
        Long Term Debt
        Subordinated Debt
        Stockholders' Equity/
        Deficit                                    2460            2323               (188)       (343)          (705)



     Note: American has not paid any cash dividends during the five years ended December 31, 1997.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

     This discussion should be read in conjunction with the financial statements for details of revenues, operating results and other information relating to the various segments Americans operations. American realized a gain of $137,000 in 1997 due primarily to profits from its profit of 45% owned Costa Rican subsidiaries. In December, 1992, American entered into a shareholder's agreement with its Costa Rican partner (Nebot, S.A. ) defining the rights and obligations of each of the shareholders in the shrimp fishing and processing business in Puntarenas, Costa Rica (Talmana S.A.) As a part of that agreement, American received $3,000,000 in preferred stock and recognized Nebot's fifty-five (55%) ownership of Talmana. As a result, American changed its method of financial reporting for Talmana from a consolidated subsidiary to that of an unconsolidated subsidiary.

Current Operations.

Other than its investment in Talmana, American has no operation of its own. Talmana owns 17 fishing vessels and also purchases shrimp from local fishermen. All of its product is processed in its plant and then sold primarily in Europe, the United States and Costa Rica.

Liquidity and Capital Resources.
American is inactive, does not have any employees and has minimal operating expenses. It is exploring various alternatives, including the sale of its interest in Talmana in order to raise sufficient funds to pay its obligations and become actively involved in an operating company.

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

Item 8.      Financial Statements and Supplementary Data


INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Consolidated financial statements


Balance Sheets- December 31, 1997 and 1996;

For the years ended December 31, 1997, 1996, 1995:

  Statements of Operations
  Statements of Stockholders' Equity/Deficit Statements of Cash Flow

Notes to consolidated financial statements


Item 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.


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

                              AMERICAN MIDLAND CORP
                     CONSOLIDATED BALANCE SHEET (Unaudited)




                                                                       December 31,                    December 31,
                                                                         1997                                  1996
        Current Assets
        Cash                                                               7,000                              8,000
        Accounts Receivable


        Total Current Assets                                               7,000                              8,000


        Investments in and Advances to Unconsolidated
        Subsidiary, at Equity ( Note 1 )                                  3,764,000                       3,626,000

        Mortgage Receivable ( Long term portion)

        Other Assets
        Total Assets                                                      3,771,000                       3,634,000
                                                                          ---------                       ---------








   The accompanying notes are an integral part of these financial statements

                          AMERICAN MIDLAND CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                   Unaudited )



                                                                                  December 31,                   December 31,
                                                                                          1997                           1996

      LIABILITIES:
      Current Liabilities
      Accounts Payable and Accrued Expenses                                            160,000           $            160,000
      Notes Payable                                                                    304,000                        304,000
                                                                                       -------                        -------
      Total Current Liabilities                                                        464,000                        464,000



      Excess of  losses and distributions over
      investment and Advances to
      Real Estate Joint Ventures, at Equity                                             847,000                       847,000


      STOCKHOLDERS' EQUITY:

      Preferred stock, $10 par value, 2,000,000 shares authorized, none issued

      Common Stock, $.0l par value, 20,000,000
      shares authorized 5,696,000 shares
      outstanding                                                                        57,000                        57,000

      Capital in excess of par value                                                 24,785,000                    24,785,000

      Deficit                                                                       (22,382,000)                  (22,519,000)
                                                                                    -----------                  -----------


      Total Stockholders' Equity                                                      2,460,000                    $2,323,000
                                                                                      ---------                    ----------
                                                                                     $3,771,000                    $3,634,000
                                                                                     ----------                    ----------







The accompanying notes are an integral part of these financial statements.

                          AMERICAN MIDLAND CORPORATION
                       CONSOLIDATED RESULTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                    December 31,

                                                                              1996                    1997            1995
                                                                             ----------               ----       ---------

      Sales

      Gross Profit ( Loss)

      Expenses:
      Selling & Admin.                                                       1,000                    17,000       54,000

      Interest
      Depreciation and Amortization                                                                                 3,000

      Write down of investments (Notes 5,9)
      Total Expenses                                                         1,000                    17,000        57,000
                                                                                    --------      --------        --------

      Other Income (Expenses)
      Interest & Other Income                                                                                        5,000
      Gain on sale of assets                                                     0                     7,000
                                                                             7,000                     5,000

      Income (loss) from continuing operations before
      equity in gain or ( loss ) of unconsolidated
      joint ventures & taxes on income                                      (1,000)                  (10,000)       (52,000)
      Equity in gain or (loss) of unconsolidated joint
      subsidiaries and joint ventures                                       138,000                  101,000       95,000
                                                                                 -------------       -------       ------

      Income (loss) from continuing operations
      before taxes on income                                                137,000                  91,000       43,000

      Taxes on income

      Income (loss) from continuing operations                              137,000                   91,000       43,000
                                                                                     -------          ------       ------



      Net income (loss) per share                                                .02                  .02          .01
                                                                                 -                    ---          ---


 Weighted average common shares outstanding                                   5,696,000              5,696,000    5,696,000
See accompaning notes to financial statements.


                          AMERICAN MIDLAND CORPORATION
                       CONSOLIDATED STATEMENT OF CASH FLOW

                                  (UNAUDITED)

                                                                                    Year Ended December 31,
                                                                                     1997           1996           1995

      Cash Flow from Operating Activities:
      Net Income ( Loss)                                                            137,000        91,000            43,000

      Adjustments to reconcile net Income ( loss)
      to cash provided by ( used In ) operating
      activities:
      Depreciation and Amortizaton                                                                                    3,000
      Reversal of prior year over accrual                                                       2,555,000           113,000
      Write down of Mortgage Receivable                                                                              36,000
      Decrease in Notes & Mortgage Receivable                                                     100,000
      Decrease in Advances to Real Estate Joint Ventures
      Decrease (increase ) in liabilites                                                       (2,640,000)        (146,000)
      Equity in gain of unconsolidated subsidiary                                    (138,000)   (101,000)         (95,000)
      Loss on discontinued operation
      Wrfte down of investment
      Cash Provided by ( Used in ) Operations                                        (1,000)        5,000          (46,000)
                                                                                     -------   -----------          -------

      Net Increase (decrease) In cash                                                (1,000)        (5000)        ( 46,000)

      Cash at beginning of period                                                      8,000       13,000           59,000
                                                                                       -----       ------        ----------
      Cash at end of period                                                            7,000         8,000          13,000
                                                                                       -----   -----------------------------







The accompanying notes are an integral part of these financial statements

                          AMERICAN MIDLAND CORPORATION
                        NOTES TO CONSOLIDATED STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
      Principles of Consolidation
The consolidated financial statements include the accounts of American Midland Corporation ("American") and its wholly-owned corporate subsidiary (AMC Management Corp.) . American reports its investment in Talmana as an investment in an unconsolidated subsidiary. American's investments in unconsolidated subsidiaries and joint ventures are carried on the equity method. All significant intercompany accounts and transactions have been eliminated. The 1997 statements do not include the results of the company's 45% owned subsidiary

      Cash Equivalents

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

Statement 109 established financial accounting and reporting standards for the effects of income taxes that result from a company's activities during the current and preceding year. It requires an asset and liability approach in calculating current and deferred taxes based on the difference between financial statement balances and the tax basis of assets and liabilities at the currently enacted tax rates. At December 31, 1997, the Company had available net operating loss carry forwards expiring from 1998 through 2004.

NOTE 2 - GOING CONCERN
American has suffered recurring losses from its operations and its current obligations exceed its current assets. It has recently settled substantial obligations and funded set settlements by loans from officers with an option to convert $30,000 of said loans into 3,000,000 shares of common stock. It is attempting to raise additional funds and /or sell its interest in Talmana to finance future operations. These matters raise substantial concern about American's ability to continue as a going concern.

Per Share Calculations

The computation of per share amounts is based on the weighted average number of common shares outstanding in each period and includes Common stock equivalents, which include stock options and convertible debentures, are either insignificant or anti-dilutive.

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

     American reported as equity in gain of an unconsolidated subsidiary 45% of Talmana's unaudited profit of $307, 000 for year ended December 31, 1997.


6. Settlement of Obligation.

In 1996 American settled its obligations with the FDIC, Nations Bank and Stephen Bernstein for amounts substantially reduced amounts. The difference between the amount paid and the amount of the obligations were credited to paid in surplus.

                          AMERICAN MIDLAND CORPORATION
                            Subsidiaries of American
                             (at December 31, 1997)




The following is a list of American's significant subsidiaries and the state in which each such subsidiary or partnership was incorporated or organized:


                                        State of
                                        incorporation
AMC Management Corp.                    Delaware
Talmana, S.A. (45%)                     Costa Rica

                                     PART IV


Item 4. Exhibits, Financial Statement schedules and Reports on Form 8-k.
     (a) Exhibits
         Subsidiaries of American.
     (b) Reports on form 8k

        There were no reports on form 8K filed by the Registrant during the year ended December 31, 1997.

                                    PART III.
              Item 10, Directors and Executive officers of American

Name                                  Position                       Age                     Elected Director

Emil Ramat                   Chairman of the Board of
                             Directors & President                   75                        1974

Irwin S. Lampert             Vice Pres/Sec'y Treasurer
                             and Director                            66                        1984


     Mr Ramat has been Chairman of the Board, President and Chief Executive Officer of American for more than the past five years.

     Mr. Lampert has been a director and Senior Vice President, Treasurer and Chief Financial Officer of American for more than the past five years. .


      Item 11, Executive compensation

     During the twelve months ended December 31, 1997, none of American's executive officers received any remuneration from American.

     Mr. Ramat is employed pursuant to an employment agreement with Talnana which expires in December, 1997.

     Mr. Lampert is employed pursuant to an employment agreement with Talmana which expires in December, 1997.



      Item 12, Security ownership of Certain Beneficial owners and
      Management


 (a) As of February 28, 19987, American knows of no person or group owning beneficially more than 5% of its outstanding common stock, except for Jonathan
P. Rosen, who owned beneficially 464,500 shares, (including 98,700 of American's shares owned by The First Republic Corporation of America, a public company of which Mr. Rosen is a principal stockholder) , representing 8.15% of the class, and directors and officers, as a group, who owned beneficially 185,183 shares representing 3.25% of the class.

(b) The following table sets forth certain information regarding the ownership of American's common stock as of February 28, 1998 by each of the directors of American and the directors and officers of American as a group:

                                  Number of Shares          Percent
 Name of owner                 Beneficially owned        of class

Irwin S.Lampert                120,500 (1) (2)             2.12%

Emil Ramat                      64,683 (2)                 1.13%


All Directors and
Officers as a group
(2 persons)




(1)These shares are owned by Judith Lampert.(Mr Lampert's wife)

(2)Does not include an option to convert loans of $30,000 into 3,000,000 shares of common stock. (2,000,000 shares by Emil Ramat and 1,000,000 shares by Irwin Lampert)

                                   SIGNATURES




     Pursuant to the requirements of Section 13 or 15 (d) of the Securities and Exchange Acto of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereuntp duly authorized.



American Midland Corporation


By______________________________
Emil Ramat, President and Chairman of
of the Board of Directors




     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.



Signature                Title


                         President and Chairman of the Board
Emil Ramat               of Directors
                                                                  March 29, 1998




                         Vice President
Irwin S.Lampert                                                   March 29, 1998