Form 10-Q
period 1998-09-30
AMERICAN MIDLAND CORP
filed 1998-11-16
CIK 66052

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934

                      For Quarter Ended September 30, 1998

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

Indicate by (X) whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                 Common stock, $.01 par value: 5,696,000 shares
                       outstanding as of September 30,1998

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

         The interim condensed consolidated financial statements included herein are unaudited, but include all adjustments consisting of normal recurring accruals which American considers necessary for a fair presentation of its consolidated financial position and results of operations at and for the respective periods. The results of operations for the nine months ended September 30,1998 are not necessarily indicative of the results of operations for the year ending December 31, 1997.

                             AMERICAN MIDLAND CORP.
                           CONSOLIDATED BALANCE SHEET
                                   (unaudited)

ASSETS                                                Sept.30,       December 31,
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

                                                  Nine months ended Sept.30,
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

                                                  Three months ended Sept.30,
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

                                               Nine months ended Sept.30,
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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED
SEPT.  30, 1998 vs 1997

American had a loss of $1,000 for the nine months ended Sept.30, 1998 compared to a loss of $1,000 for the same period of 1997. The losses from continuing operations for 1998 and 1997 were primarily due to the inability to generate income to cover its overhead. American is currently inactive and does not conduct any operations except through it's forty five percent owned subsidiary Talmana which conducts a shrimp fishing and processing operation in Costa Rica. The shrimp processed by Talmana are caught in company owned and operated fishing vessels and purchased from independent fishermen. Talmana's products are sold locally and exported to Europe, Japan and the United States. Talmana does not report earnings on a quarterly basis and its earning have not been taken into consideration in this report. The demand and pricing of Talmana's products vary from season to season depending on availability of product worldwide. The first quarter of the year is usually the weakest due to the shortage of product as a result of adverse weather conditions off the west coast of Costa Rica. Inflation and competition do not have any significant effect on Talmana's operation.

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

                          AMERICAN MIDLAND CORPORATION
                        NOTES TO CONSOLIDATED STATEMENTS
                                  Sept.30, 1998

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

Dated Nov. 7, 1998                  AMERICAN MIDLAND CORP.
                                    ----------------------




                                            BY: /s/ Irwin S. Lampert
                                            IRWIN S. LAMPERT
                                            SENIOR VICE PRESIDENT
                                            AND TREASURER
                                            (PRINCIPAL FINANCIAL
                                            OFFICER)

                           PART II. OTHER INFORMATION





Item 1.  Legal Proceedings

See Registrant's Annual Report on Form 10-K for the year ended December 31, 1997. As of Sept.30, 1998 there was no material change in the status of the matters described in Item 3 of the Annual Report.


Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

    none

(b) Reports on Form 8-K

There were no reports on Form 8-K filed by the Registrant during the three months ended Sept 30, 1998.