Form 10-K
period 1998-12-31
AMERICAN MIDLAND CORP
filed 1999-04-14
CIK 66052

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

Item 6. Selected Financial Data.

                  Amount in thousands except for per share data
                             Year ended December 31,

                                                   1997            1996            1995           1994              1993
                                                   ----            ----            ----           ----              ----

        Sales
        Interest & Misc Income                        0               7               5              4               137
                                                      -               -               -              -               ---

        Total                                         0               7               5              4              137
                                                      -               -               -              -             -----

        Income/(loss) continuing
        operations                                  137              91              43            162             -2347
                                                    ---              --              --            ---             -----

        Net Income/(loss)                           137              91              43            162             -2347
                                                    ---              --              --            ---             -----
        Per share Income(loss)
        continuing operations                      0.02            0.02            0.01           0.03              -.41
                                                   ----            ----            ----           ----              ----

        Weighted Average
        common shares                              5696            5696            5696           5696              5696


                  Amount in thousands except for per share data

                                                             Year ended       December 31,
                                                   1997            1996               1995        1994           1993

        Total Assets                               3771            3634               3642        3232           3466
        Long Term Debt
        Subordinated Debt
        Stockholders' Equity/
        Deficit                                    2460            2323               -188        -343           -705



     Note: American has not paid any cash dividends during the five years ended December 31, 1997.

     Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

This discussion should be read in conjunction with the financial statements for details of revenues, operating results and other information relating to the various segments Americans operations. American realized a gain of $137,000 in 1997 due primarily to profits from its 45% owned Costa Rican subsidiary. In December, 1992, American entered into a shareholder's agreement with its Costa Rican partner (Nebot, S.A. ) defining the rights and obligations of each of the shareholders in the shrimp fishing and processing business in Puntarenas, Costa Rica (Talmana S.A.) As a part of that agreement, American received $3,000,000 in preferred stock and recognized Nebot's fifty-five (55%) ownership of Talmana. As a result, American changed its method of financial reporting for Talmana from a consolidated subsidiary to that of an unconsolidated subsidiary.

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

                              AMERICAN MIDLAND CORP
                     CONSOLIDATED BALANCE SHEET (Unaudited)




                                               December 31, December 31,
                                                    1997        1996
        Current Assets
Cash ........................................       7,000       8,000
Accounts Receivable


Total Current Assets ........................       7,000       8,000


Investments in and Advances to Unconsolidated
Subsidiary, at Equity ( Note 1 ) ............   3,764,000   3,626,000

Mortgage Receivable ( Long term portion)

Other Assets
                                                ---------   ---------
Total Assets ................................   3,771,000   3,634,000
                                                ---------   ---------








The accompanying notes are an integral part of these financial statements

                          AMERICAN MIDLAND CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                   Unaudited )



                                             December 31,   December 31,
                                                  1997          1996

      LIABILITIES:
Current Liabilities
Accounts Payable and Accrued Expenses ...        160,000    $    160,000
Notes Payable ...........................        304,000         304,000
                                            ------------    ------------
Total Current Liabilities ...............        464,000         464,000



Excess of  losses and distributions over
investment and Advances to
Real Estate Joint Ventures, at Equity ...        847,000         847,000


STOCKHOLDERS' EQUITY:

Preferred stock, $10 par value, 2,000,000 shares authorized, none issued

Common Stock, $.0l par value, 20,000,000
shares authorized 5,696,000 shares
outstanding .............................         57,000          57,000

Capital in excess of par value ..........     24,785,000      24,785,000

Deficit .................................    (22,382,000)    (22,519,000)
                                            ------------    ------------


Total Stockholders' Equity ..............      2,460,000    $  2,323,000
                                            ------------    ------------
                                            $  3,771,000    $  3,634,000
                                            ------------    ------------







The accompanying notes are an integral part of these financial statements.

                          AMERICAN MIDLAND CORPORATION
                       CONSOLIDATED RESULTS OF OPERATIONS
                                   (UNAUDITED)

                                                                      December 31,

                                                             1996          1997          1995

      Sales
      Gross Profit ( Loss)
      Expenses:
      Selling & Admin ................................        1,000        17,000        54,000

      Interest
      Depreciation and Amortization ..................        3,000

      Write down of investments (Notes 5,9)
                                                                                     ----------
      Total Expenses .................................        1,000        17,000        57,000
                                                         ----------    ----------    ----------

      Other Income (Expenses)
      Interest & Other Income ........................        5,000
      Gain on sale of assets .........................            0         7,000
                                                                            7,000         5,000

      Income (loss) from continuing operations before
      equity in gain or ( loss ) of unconsolidated
      joint ventures & taxes on income ...............       (1,000)      (10,000)      (52,000)
      Equity in gain or (loss) of unconsolidated joint
      subsidiaries and joint ventures ................      138,000       101,000        95,000
                                                         ----------    ----------    ----------

      Income (loss) from continuing operations
      before taxes on income .........................      137,000        91,000        43,000

      Taxes on income

      Income (loss) from continuing operations .......      137,000        91,000        43,000
                                                         ----------    ----------    ----------



      Net income (loss) per share ....................           02           .02           .01
                                                         ----------    ----------    ----------


 Weighted average common shares outstanding ..........    5,696,000     5,696,000       5696000
See accompaning notes to financial statements ........


                          AMERICAN MIDLAND CORPORATION
                       CONSOLIDATED STATEMENT OF CASH FLOW
                                   (UNAUDITED)

                                                             Year Ended December 31,
                                                        1997           1996           1995

      Cash Flow from Operating Activities:
Net Income ( Loss) ...............................      137,000        91,000        43,000

Adjustments to reconcile net Income ( loss)
to cash provided by ( used In ) operating
activities:
Depreciation and Amortizaton .....................        3,000
Reversal of prior year over accrual ..............    2,555,000       113,000
Write down of Mortgage Receivable ................       36,000
Decrease in Notes & Mortgage Receivable ..........      100,000
Decrease in Advances to Real Estate Joint Ventures
Decrease (increase ) in liabilites ...............   (2,640,000)     (146,000)
Equity in gain of unconsolidated subsidiary ......     (138,000)     (101,000)      (95,000)
Loss on discontinued operation
Wrfte down of investment
                                                                                 ----------
Cash Provided by ( Used in ) Operations ..........       (1,000)        5,000       (46,000)
                                                     ----------    ----------    ----------

Net Increase (decrease) In cash ..................       (1,000)        (5000)      (46,000)

Cash at beginning of period ......................        8,000        13,000        59,000
                                                     ----------    ----------    ----------
Cash at end of period ............................        7,000         8,000        13,000
                                                                   ----------    ----------







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

     American reported as equity in gain of an unconsolidated subsidiary 45 % of Talmana's unaudited profit of $307,000 for year ended December 31, 1997.


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



Signature Title


President and Chairman of the Board     Emil Ramat          March 29, 1998
of Directors





Vice President                          Irwin S.Lampert     March 29, 1998