Form 10-Q
period 1999-03-31
AMERICAN MIDLAND CORP
filed 1999-05-17
CIK 66052

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF
                    THE SECURITIES AND EXCHANGE ACT OF 1934

                        For Quarter Ended March 31, 1999

                          Commission File Number 0-2734

  American Midland Corporation

 New York                                                     13-1919009
(State or other jurisdiction of                               I.R.S. employer
incorporated or organization)                                 identification
                                                              number

                      Apartado 337 Puntarenas, Costa Rica
                    (Address of principal executive offices)


                                011 506 661 0335
              (Registrant's telephone number, including area code)

     Indicate by (X) whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Common stock, $.01 par value: 5,696,000 shares outstanding as of March 31,1999

PART 1 - FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

         The accompanying condensed financial statements of American Midland Corporation ("American") at and for the periods indicated do not include all footnotes and certain financial statement disclosure normally required under generally accepted accounting principles; they should be read in conjunction with the consolidated financial statements of American included in its annual report on Form 10-K to the Securities and Exchange Commission for the year ended December 31, 1998.

         The interim condensed consolidated financial statements included herein are unaudited, but include all adjustments consisting of normal recurring accruals which American considers necessary for a fair presentation of its consolidated financial position and results of operations at and for the respective periods. The results of operations for the three months ended March 31,1999 are not necessarily indicative of the results of operations for the year ending December 31, 1998.

                             AMERICAN MIDLAND CORP.
                           CONSOLIDATED BALANCE SHEET
                                   (unaudited)



ASSETS                                              March 31,      December 31,
Current Assets                                         1999             1998

Cash .......................................     $      6,000      $      6,000


Total Current Assets .......................     $      6,000             6,000
                                                                   ------------


Investments in and advances to .............        3,684,000         3,684,000
unconsolidated subsidiary, at
equity (note 1)


Total Assets ...............................     $  3,690,000      $  3,690,000


LIABILITIES
Current Liabilities

Accounts payable ...........................          120,000           120,000
Notes Payable ..............................          304,000           304,000
Loans Payable ..............................           40,000            40,000


Total Current Liabilities ..................          464,000           464,000
                                                                   ------------

Excess of losses and distributions over
investments and advances to real estate
and joint ventures, at equity ..............          847,000           847,000

STOCKHOLDERS' EQUITY
Common Stock ...............................           57,000            57,000
Capital in excess of par value .............       24,785,000        24,785,000
Deficit ....................................      (22,463,000)      (22,463,000)


Total ......................................     $  3,690,000      $  3,690,000


The accompanying notes are an integral part of these financial statements.

                             AMERICAN MIDLAND CORP.
                       CONSOLIDATED RESULTS OF OPERATIONS
                                   (Unaudited)

                                                  Three months ended March 31,
                                                         1998              1997

Income from continuing operations.
Revenues: ....................................       $        0                0
Interest and other Income ....................                0                0


Gross Revenues ...............................       $        0       $        0

Expenses
Selling and Administrative ...................                0                0
                                                     ----------       ----------

Total Expenses ...............................                0                0
                                                     ----------       ----------

Net Loss from continuing operations ..........       $        0                0
                                                                      ----------


Net Loss per Share ...........................                0                0

Weighted average number of common
shares outstanding ...........................        5,696,000        5,696,000


The accompanying notes are an integral part of these financial statements.

                          AMERICAN MIDLAND CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOW
                                  (Unaudited)

                                            Three months ended March 31,
                                                     1998              1998
Cash Flow from Operating Activities:
Net Income (Loss) ...................................      $     0      $(1,000)

Adjustments to reconcile net Income (Loss)
to cash provided by (used in ) operating
activities ..........................................            0            0



Cash Provided by ( Used in ) Operations .............            0       (1,000)
Cash at beginning of period .........................        7,000        7,000
                                                           -------      -------

Cash at end of period ...............................      $ 6,000      $ 6,000


   The accompanying notes are an integral part of these financial statements.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED
March  31, 1999 vs 1998

American was inactive for the three months ended March 31, 1999 and 1998. The losses in 1998 were primarily due to minor expenses incurred by the company during that period. American is currently inactive and does not conduct any operations except through it's forty five percent owned subsidiary Talmana which conducts a shrimp fishing and processing operation in Costa Rica. The shrimp processed by Talmana are caught in company owned and operated fishing vessels and purchased from independent fishermen. Talmana's products are sold locally and exported to Europe, Japan and the United States. Talmana does not report earnings on a quarterly basis and its earning have not been taken into consideration in this report. The demand and pricing of Talmana's products vary from season to season depending on availability of product worldwide. The first quarter of the year is usually the weakest due to the shortage of product as a result of adverse weather conditions off the west coast of Costa Rica. Inflation and competition do not have any significant effect on Talmana's operation.

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

                          AMERICAN MIDLAND CORPORATION
                        NOTES TO CONSOLIDATED STATEMENTS
                                 March 31, 1999

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

Dated May 14, 1999                  AMERICAN MIDLAND CORP.
                                    ----------------------




                                            BY: /s/ Irwin S. Lampert
                                            IRWIN S. LAMPERT
                                            SENIOR VICE PRESIDENT
                                            AND TREASURER
                                            (PRINCIPAL FINANCIAL
                                            OFFICER)

                           PART II. OTHER INFORMATION





Item 1.  Legal Proceedings

See Registrant's Annual Report on Form 10-K for the year ended December 31, 1998. As of March 31, 1999 there was no material change in the status of the matters described in Item 3 of the Annual Report.


Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

    none

(b) Reports on Form 8-K

There were no reports on Form 8-K filed by the Registrant during the three months ended March 31, 1999.