Form 10-Q
period 1999-06-30
AMERICAN MIDLAND CORP
filed 1999-08-09
CIK 66052

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF
                    THE SECURITIES AND EXCHANGE ACT OF 1934

                         For Quarter Ended June 30, 1999

                          Commission File Number 0-2734

                          American Midland Corporation

                               New York 13-1919009
                (State or other jurisdiction of I.R.S. employer
                  incorporated or organization) identification
                                     number

                      Apartado 337 Puntarenas, Costa Rica
                 (Exact address of principal executive offices)


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

                 Common stock, $.01 par value: 5,696,000 shares
                         outstanding as of June 30,1999

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

         The interim condensed consolidated financial statements included herein are unaudited, but include all adjustments consisting of normal recurring accruals which American considers necessary for a fair presentation of its consolidated financial position and results of operations at and for the respective periods. The results of operations for the six months ended June
30,1999 are not necessarily indicative of the results of operations for the year ending December
31, 1998.

                             AMERICAN MIDLAND CORP.
                           CONSOLIDATED BALANCE SHEET
                                  (unaudited)

ASSETS                                              June 30,        December 31,
                                                      1999               1998
                                                      ----               ----
Current Assets

Cash .................................              $6,000               $6,000

Total Current Assets .......................        $6,000                6,000


Investments in and advances to ...............   3,6864,000            3,684,000
                                                 ---------            ---------
unconsolidated subsidiary, at
equity (note 1)

Total Assets .......................            $3,690,000           $3,690,000
                                                ==========           ==========


Current Liabilities

Accounts payable                                    120,000             120,000
Notes Payable                                       304,000             304,000
Loans Payable                                       404,000             404,000
                                                    -------             -------

Total Current Liabilities                           464,000             464,000

Excess of losses and distributions over
investments and advances to real estate
and joint ventures, at equity.                      847,000             847,000

STOCKHOLDERS' EQUITY
Common Stock                                         57,000              57,000
Capital in excess of par value                   24,785,000          24,785,000
Deficit                                         (22,463,000)        (22,463,000)
                                                -----------         -----------

Total                                             $3,690,000         $3,690,000
                                                  ==========         ==========



The accompanying notes are an integral part of these financial statements.

                                  AMERICAN MIDLAND CORP.
                            CONSOLIDATED RESULTS OF OPERATIONS
                                               (Unaudited)

                                                       Six months ended June 30,
                                                         1999              1998
Income from continuing operations.
Revenues: ..................................                  $0              0
Interest and other Income ..........................           0              0
                                                               -              -


Gross Revenues ...............................                 0             $0

Expenses
Selling and Administrative .....................               0          1,000
                                                           -----          -----

Total Expenses .........................                       0         (1,000)
                                                          ------         ------


Net Loss from continuing operations                            0         (1,000)
                                                         =======         ======


Net Loss per Share .............................               0              0

Weighted average number of common
shares outstanding.                                   5,696,000        5,696,000
                                                      =========        =========








The accompanying notes are an integral part of these financial statements.

                             AMERICAN MIDLAND CORP.
                            CONSOLIDATED RESULTS OF OPERATIONS
                                   (Unaudited)

                                                    Three months ended June 30,
                                                    ---------------------------
                                                         1999              1998
                                                         ----              ----
Income from continuing operations.
Revenues:                                                   $0                0
Interest and other Income                                    0                0


Gross Revenues                                               0                0

Expenses
Selling and Administrative                                   0                0

Total Expenses                                               0                0

Net Loss from continuing operations                          0                0


Net Loss per Share                                           0                0

Weighted average number of common
shares outstanding.                                   5,696,000        5,696,000


The accompanying notes are an integral part of these financial statements.

                          AMERICAN MIDLAND CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOW
                                  (Unaudited)

                                                     Six  months ended June 30,
                                                     ---------------------------
                                                       1999                1998
                                                       ----                ----
Cash Flow from Operating Activities:
Net Income (Loss)                                           0           $(1,000)

Adjustments to reconcile net Income (Loss)
to cash provided by (used in ) operating
activities.                                                 0                 0
                                                            -                 -



Cash Provided by ( Used in ) Operations                     0            (1,000)
Cash at beginning of period                             6,000             7,000
                                                        -----             -----

Cash at end of period                                  $6,000            $7,000
                                                       ======            ======







The accompanying notes are an integral part of these financial statements.

                          AMERICAN MIDLAND CORPORATION
                        NOTES TO CONSOLIDATED STATEMENTS
                                  June 30, 1999

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

Item 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS FOR THE Six MONTHS ENDED
June  30, 1999 vs 1998

American had a loss of $1,000 for the six months ended June 30, 1999 compared to a loss of $1,000 for the same period of 1998. The losses from continuing operations for 1999 and 1998 were primarily due to the inability to generate  income to cover its overhead.  American is currently inactive and does not conduct any operations except through it's forty five percent owned subsidiary Talmana which conducts a shrimp fishing and processing
operation in Costa Rica.   The shrimp processed by Talmana are caught in
company owned and operated fishing vessels and purchased from independent fishermen. Talmana's products are sold locally and exported to Europe, Japan and the United States. Talmana does not report earnings on a quarterly basis and its earning have not been taken into consideration in this report.
The demand and pricing of Talmana's products vary from season to season depending on availability of product worldwide. The first quarter of the year is usually the weakest due to the shortage of product as a result of adverse weather conditions off the west coast of Costa Rica. Inflation and competition do not have any significant effect on Talmana's operation.

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

Dated August9,1999                         AMERICAN MIDLAND CORP.




                                            BY: /s/ Irwin S. Lampert
                                            IRWIN S. LAMPERT
                                            SENIOR VICE PRESIDENT
                                            AND TREASURER
                                            (PRINCIPAL FINANCIAL
                                            OFFICER)





















                            PART II. OTHER INFORMATION





Item 1.  Legal Proceedings

See Registrant's Annual Report on Form 10-K for the year ended December
31, 1998. As of June 30, 1999 there was no material change in the status of the matters described in Item 3 of the Annual Report.


Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

    none

(b) Reports on Form 8-K

There were no reports on Form 8-K filed by the Registrant during the three months ended June 30, 1999.