Form 10-K
period 1999-12-31
AMERICAN MIDLAND CORP
filed 2000-03-29
CIK 66052

SECURITIES AND EXCHANGE COMMISSION
                                             WASHINGTON, D.C.

                                                     FORM 10-K
                                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                                      THE SECURITIES AND EXCHANGE ACT OF 1934

                                      For the period ended December 31, 1999
                                           Commission File Number 0-2734

                                           AMERICAN MIDLAND CORPORATION
                            Exact name of registrant as specified in its charter


                                                                     13-1919009
 New York                                                    IRS Employer Ident.
 State or other jurisdiction of incorporation)



                                        Apartado 337 Puntarenas, Costa Rica
                                     (Address of principal executive offices)

                                                 011 506 661 0355
                            (Registrant's telephone number, including area code)

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

  Aggregate market value of voting stock held by non-affiliates of the Registrant computed by reference to the price at which the Registrant's Common Stock was sold as of February 28, 2000: $50.000.

  Number of shares outstanding of the Registrant's Common Stock, as of February 28, 2000:
  5,696,000.

                                                      Part 1.



Item 1. Business

American Midland Corporation ("American"), a New York Corporation organized in February 1959, has been inactive for more than six (6) years. Effective January 1, 1994, American closed its office and terminated all its employees. It's transfer agent recently resigned due to non payment for it's services. American owns a forty-five percent(45%)interest in Talmana S.A.("Talmana"), a Costa Rican corporation engaged in Shrimp fishing in Costa Rica. American has been attempting to sell its investment in Talmana for the past three years without any success. It's ability to sell the company is restricted by Costarican law which requires that a fishing license in Costa Rica must be owned by a Costarican citizen. Also the phenomena know as "El Nino" has negatively impacted the fishing industry in Costa Rica. Management estimates that if it is unable to sell the company and is forced to liquidate Talmana that it will realize only a fraction, if any, of its investment.

Discontinued operations

Prior to 1990 American terminated its involvement in its real estate operation in the State of Florida. Judgments were entered against American for approximately $2,300,000 on defaulted mortgage obligations. In 1996 American settled these obligations from its working capital and loans from its officers.



Employees

American did not have any employees in 1999.

Item 2. Properties
American maintains a mailing address at Apartado 337 Puntarenas, Costa Rica.

Item 3.  Legal proceedings
There are no legal proceedings pending against American.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the calendar year covered by this report.



PART 11

Item 5. Market for the Registrant's common stock and Related Security holder Matters.

American's common stock is traded in the over-the counter market, and, until September 30, 1990, was quoted on the Automated Quotation System of the National Association of Securities Dealers, Inc. ("NASDQ"). Although American's common stock continues to be listed in the National Daily Quotation Service "pink sheets", there is now only a limited or sporadic public trading market in its stock which since January 1, 1991, has been trading for approximately $. 01 per share. No dividends or other distributions have been paid with respect to the common stock of American

Item 6. Selected Financial Data.

                          Amount in thousands except for per share data
                                 Year ended December 31,
                              1999    1998  1997  1996  1995
Sales
Interest & Misc Income          0       0     0     7     5


Total                           0       0     0     7     5


Income/(loss) continuing
operations                 (2,000)    -81   137    91    43


Net Income/(loss)          (2,000)    -81   137    91    43

Per share Income(loss)
continuing operations           0    -.02   .02   .02   .01


Weighted Average
common shares             5696    5696  5696  5696  5696


                          Amount in thousands except for per share data
                                Year ended December 31,
                 1999             1998   1997   1996   1995


Total Assets      1,027,000        3690   3771   3642   3642
Long Term Debt
Subordinated Debt
Stockholders'
Equity/Deficit      563,000        2379   2460   2323   -188



Note:American has not paid any cash dividends during the five years ended December 31, 1999.

Item 7.Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

This discussion should be read in conjunction with the financial statements for details of revenues, operating results and other information relating to the various segments Americans operations. American is inactive and has no offices, employees or business. It owns a forty five percent interest(45%) in a Costarican Company "Talmana" which it has been attempting to sell for the past three years. To date Talmana has been unable to locate a buyer for the company and may be forced to liquidate. In the event of liquidation it is estimated that American will receive little, if any value for its investment. In 1999 American wrote down its investment in Talmana to one million dollars ($1,000,000) and in the event it is unable to find a buyer and forced to liquidate the company it may be forced write it off completely.


Current Operations.

American is inactive.

Liquidity and Capital Resources.

American is inactive, does not have any employees and has minimal operating expenses. It is exploring various alternatives, including the sale of its interest in Talmana in order to raise sufficient funds to pay its obligations and become actively involved in an operating company. If it is unscuccessful it may be required to liquidate the company.

Effects of Inflation and Competition

inapplicable.

Item 8.      Financial Statements and Supplementary Data




INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




Consolidated financial statements


Balance Sheets- December 31, 1999 and 1998;

For the years ended December 31, 1999, 1998, 1997:

  Statements of Operations
  Statements of Stockholders' Equity/Deficit Statements of Cash Flow

Notes to consolidated financial statements


Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.


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

                                       AMERICAN MIDLAND CORP
                                  CONSOLIDATED BALANCE SHEET
                                        (Unaudited)


ASSETS                                                   December 31,
                                                     1999        1998
Current Assets
Cash                                                4,000       6,000
Accounts Receivable                                23,000


Total Current Assets                               27,000       6,000



Investments in and Advances to Unconsolidated
Subsidiary, at Equity ( Note 1 )                1,000,000   3,684,000

Total Assets                                    1,027,000   3,690,000



LIABILITIES & STOCKOLDERS'EQUITY

LIABILITIES:
Current Liabilities
Accounts Payable and Accrued Expenses            160,000    $    160,000
Notes Payable                                    304,000         304,000
Total Current Liabilities                        464,000         464,000



Excess of losses and distributions over
investment and Advances to
Real Estate Joint Ventures, at Equity                  0         847,000


STOCKHOLDERS' EQUITY:

Preferred stock, $10 par value, 2,000,000 shares authorized, none issued

Common Stock, $.0l par value, 20,000,000
shares authorized 5,696,000 shares
outstanding                                       57,000          57,000

Capital in excess of par value                24,785,000      24,785,000

Deficit                                      (24,279,000)    (22,785,000)


Total Stockholders' Equity                        563,000    $  2,379,000
                                              $ 1,027,000    $  3,690,000







The accompanying notes are an integral part of these financial statements.

                                           AMERICAN MIDLAND CORPORATION
                                         CONSOLIDATED RESULTS OF OPERATIONS
                                                    (UNAUDITED)
                                                   December 31,

                                         1999          1998          1997

Sales

Gross Profit ( Loss)
Expenses:
Selling & Admin.                        2,000         1,000         1,000


Total Expenses                          2,000         1,000         1,000

Other Income (Expenses)
Interest & Other Income
Gain on sale of assets

Income (loss) from continuing
operations before equity in gain
or ( loss ) of unconsolidated
joint ventures & taxes on income       ( 2,000)       (1,000)       (1,000)
Equity in gain or (loss) of
unconsolidated joint
subsidiaries and joint ventures                      (80,000)      138,000


Income (loss) from continuing
operations
before taxes on income                 (2,000)       (81,000)      137,000

Taxes on income

Income (loss) from continuing
operations                             (2,000)      (81,000)      137,000

Write down of investments to fair
market value net of write off of
intercompany items no longer
applicable and prior period
adjustments.                        (1,894,800)

Net income (loss) per share              (.33)        (.02)          .02


Weighted average common
shares outstanding                   5,696,000     5,696,000        5,696,000
See accompaning notes
to financial statements.

AMERICAN MIDLAND CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOW
(UNAUDITED)

Year Ended December 31,
                                                 1999          1998        1997

Cash Flow from Operating Activities:
Net Income ( Loss)                         (1,896,800)       (81,000)    137,000
Adjustments to reconcile net
Income ( loss) to cash provided
by ( used In ) operating
activities:
Write down of investments & other
non cash adjustments                       (1,894,000)
Receivable Decrease (increase )
in liabilitesEquity in gain of
unconsolidated subsidiary                       -           (80,000)   (138,000)

Cash Provided by ( Used in )
Operations                                     (2,000)       (1,000)     (1,000)

Increase (decrease) In cash                    (2,000)       (1,000)     (1,000)

Cash at beginning of period                     6,000         7,000       8,000
Cash at end of period                           4,000         6,000       7,000







The accompanying notes are an integral part of these financial statements

                                            AMERICAN MIDLAND CORPORATION
                                            NOTES TO CONSOLIDATED STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

     The consolidated financial statements include the accounts of American Midland Corporation ("American"). American reports its investment in Talmana as an investment in an unconsolidated subsidiary on the equity method. The 1998 and 1997 statements include the results of the company's 45% owned subsidiary for the years ended September 30, 1998 and December 31, 1997. The December 31, 1999 statement does not include the results of Talmana. American wrote down it's investment in Talmana as at December 31, 1999 to $1,000,000 and has been subsequently advised by Talmana that it may be forced to liquidate and American may not receive any return from it's investment.

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

Statement 109 established financial accounting and reporting standards for the effects of income taxes that result from a company's activities during the current and preceding year. It requires an asset and liability approach in calculating current and deferred taxes based on the difference between financial statement balances and the tax basis of assets and liabilities at the currently enacted tax rates. .

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

Effective August 1,1990, American acquired FRCA's interest in Talmana in exchange for American's then remaining interst in a Florida seafood business. At the same time, American and its Costa Rican partners dissolved their partnership. American obtained a 45% interest in the shrimp operations and the Costa Rican partners obtained a 100% interest in the tuna operations. American and the former Costa Rican partners operate their respective businesses independependently.
In 1992, American entered into a shareholders' agreement with Nebot S.A. ("Nebot") the owner of fifty -five percent of the stock in the Costa Rican corporation. The shareholders' agreement defined the rights and obligations of the partners and provided for the issuance of $3,000,000 of perferred stock to American in consideration for its investment in Talmana (in addtiion to the 45% of the common stock of Talmana which American continues to own). American's ownership of a $3,000 10 year 6% redeemable preferred stock due December 31, 2002 and it's ownership of forty five percent of the outstanding common shares of Talmana S.A. is carried on the books as an investment in an unconsolidated subsidiary. Dividends on the preferred stock may be paid in any year in which Talmana has after tax earnings in excess of $1,500,000 if declared by the board of directors of Talmana. Dividends have not been paid and have not been accrued on the books of American. Unpaid dividends are payable on the Redemption date of the preferred stock. American's investment is carried on its books on the equity method of accounting


5. Results of Operations of Talmana.

The December 31, 1999 financial statement does not includes the results from operations for Talmana for its fiscal year ended in 1999. American wrote down its investment in Talmana to $1,000,000 as at December 31, 1999. If American is unable to find a buyer for its investment and Talmana is forced to liquidate it is estimate that American will receive little or no return on its investment.

6.Settlement of Obligation.

In 1996 American settled its obligations with the FDIC, Nations Bank and Stephen Bernstein for amounts substantially reduced amounts. The difference between the amount paid and the amount of the obligations were credited to paid in surplus.

                          AMERICAN MIDLAND CORPORATION
                            Subsidiaries of American
                             (at December 31, 1999)




The following is a list of American's significant subsidiaries and the state in which each such subsidiary or partnership was incorporated or organized:


                                                                  State of
                                                                  Incorporation

Talmana                                                          Costa Rica

                                             PART IV


      Item 4.   Exhibits, Financial Statement schedules and Reports on Form 8-k.
                 (a) Exhibits
                 Subsidiaries of American.
                 (b) Reports on form 8k

        There were no reports on form 8K filed by the Registrant during the year ended December 31, 1999.

Item 10, Directors and Executive officers of American
Name                  Position                        Age       Elected Director

Emil Ramat            Chairman of the Board of
                      Directors & President           77                  1974

Irwin S. Lampert      Vice Pres/Sec'y Treasurer
                      and Director                    68                  1984


Mr Ramat has been Chairman of the Board, President and Chief Executive Officer of American for more than the past five years.

Mr. Lampert has been a director and Senior Vice President, Treasurer and Chief Financial Officer of American for more than the past five years.
 .


      Item 11, Executive compensation

During the twelve months ended December 31, 1999, none of American's executive officers received any remuneration from American.




Item 12, Security ownership of Certain Beneficial owners and
Management


 (a) As of February 28, 2000, American knows of no person or group owning beneficially more than 5% of its outstanding common stock, except for Jonathan
P. Rosen, who owned beneficially 464,500 shares, (including 98,700 of American's shares owned by The First Republic Corporation of America, a public company of which Mr. Rosen is a principal stockholder) , representing 8.15% of the class, and directors and officers, as a group, who owned beneficially 185,183 shares representing 3.25% of the class.

(b) The following table sets forth certain information regarding the ownership of American's common stock as of February 28, 2000 by each of the directors of American and the directors and officers of American as a group:




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



                                              American Midland Corporation

                                              By/s/ Emil Ramat

                                              Emil Ramat
                                              of the Board of Directors




Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.




Signature                                     Title




/s/Emil Ramat                                President and Chairman of the Board
                                             of  Directors
                                             March , 2000


                                             Vice President, Director
/s/Irwin S.Lampert                           March , 2000