Form 10-Q
period 2000-03-31
AMERICAN MIDLAND CORP
filed 2000-05-10
CIK 66052

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF
                    THE SECURITIES AND EXCHANGE ACT OF 1934

                         For Quarter Ended March 31, 2000

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

                 Common stock, $.01 par value: 5,696,000 shares
                         outstanding as of March 31,2000

PART 1 - FINANCIAL INFORMATION ITEM 1. FINANCIAL STATEMENTS The accompanying condensed financial statements of American Midland Corporation ("American") at and for the periods indicated do not include all footnotes and certain financial statement disclosure normally required under generally accepted accounting principles; they should be read in conjunction with the consolidated financial statements of American included in its annual report on Form 10-K to the
Securities and Exchange Commission for the year ended December 31, 1999. The interim condensed consolidated financial statements included herein are unaudited, but include all adjustments consisting of normal recurring accruals which American considers necessary for a fair presentation of its consolidated financial position and results of operations at and for the respective periods. The results of operations for the three months ended March 31,2000 are not necessarily indicative of the results of operations for the year ending December 31, 1999.

                             AMERICAN MIDLAND CORP.
                           CONSOLIDATED BALANCE SHEET
                                  (unaudited)

ASSETS                                             March 31,        December 31,
                                                      2000               1999
                                                      ----               ----
Current Assets

Cash .................................             $ 4,000              $ 4,000

Accounts Receivable..................               23,000               23,000
                                                    ------               ------

Total Current Assets .......................        27,000               27,000
                                                    ======               ======


Investments in and advances to ...............   1,000,000            1,000,000
unconsolidated subsidiary, at
equity (note 1)

Total Assets .......................            $1,027,000           $1,027,000
                                                ==========           ==========


Current Liabilities

Accounts payable                                    120,000             120,000
Notes Payable                                       304,000             304,000
Loans Payable                                       404,000             404,000
                                                    -------             -------

Total Current Liabilities                           464,000             464,000


STOCKHOLDERS' EQUITY
Common Stock                                         57,000              57,000
Capital in excess of par value                   24,785,000          24,785,000
Deficit                                         (24,279,000)        (24,279,000)
                                                -----------         -----------

Total                                          $  1,027,000        $  1,027,000
                                                  ==========         ==========



The accompanying notes are an integral part of these financial statements.

                                  AMERICAN MIDLAND CORP.
                            CONSOLIDATED RESULTS OF OPERATIONS
                                               (Unaudited)

                                                      Three months ended Mar.31,
                                                             2000         1999
Income from continuing operations.
Revenues: ..................................                  $0              0
Interest and other Income ..........................           0              0
                                                               -              -


Gross Revenues ...............................                 0             $0

Expenses
Selling and Administrative .....................               0              0
                                                           -----          -----

Total Expenses .........................                       0              0
                                                          ------         ------

Net profit/loss from operations                                0              0

Weighted average number of common
shares outstanding.                                   5,696,000        5,696,000
                                                      =========        =========








The accompanying notes are an integral part of these financial statements.

                          AMERICAN MIDLAND CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOW
                                  (Unaudited)

                                                    Three months ended March 31
                                                     ---------------------------
                                                       2000                1999
                                                       ----                ----
Cash Flow from Operating Activities:
Net Income (Loss)                                       $   0           $     0

Adjustments to reconcile net Income (Loss)
to cash provided by (used in ) operating
activities.                                                 0                 0
                                                            -                 -



Cash Provided by ( Used in ) Operations                     0                 0
Cash at beginning of period                             4,000             6,000
                                                        -----             -----

Cash at end of period                                  $4,000            $6,000
                                                       ======            ======







The accompanying notes are an integral part of these financial statements.

                          AMERICAN MIDLAND CORPORATION
                        NOTES TO CONSOLIDATED STATEMENTS
                                  March 31, 2000

NOTE 1-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of American
Midland Corporation ("American) and its wholly owned subsidiaries.
American owns a forty five percent interest in a Costa Rican shrimp fishing and processing company ("Talmana"). Talmana does not report earnings on a quarterly basis and its results have not been taken into consideration in this report. American reports this investment as an investment in an unconsolidated subsidiary on the equity method, adjusted annually. All significant intercompany accounts have been eliminated. American wrote down its investment in Talmana to $1,000,000 as at December 31, 1999 and was subsequently advised by Talmana that it may be forced to liquidate and American may not receive any return from its investment.


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

Item 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS FOR THE Six MONTHS ENDED
March 31, 2000 vs 1999

American has been inactive since 1994 and has no offices, employees or business operations.It owns a 45% interest in a Costa Rican Corporation ("Talmana") which it has been attempting to sell for the past three years. It's ability to sell the company is restricted by Costa Rican law which requires that a fishing license in Costa Rica must be owned by a Costa Rican citizen. Mangement estimates that if it is unable to sell its interest in Talmana and the company is liquidated that it will realize only a fraction, if any, of its investment. American maintains a mailing address pending the resolution of its investment in Costa Rica. Its transfer agent has resigned for non payment.

LIQUIDITY AND CAPITAL RESOURCE

American does not have adequate liquidity to maintain its current operation and has closed its office in New Jersey. Its officers and directors loaned $40,000 to American, with an option to convert $30,000 of loans to 3,000,000 shares of Americans common stock. American is attempting to raise additonal funds through the private sale of its stock to potential investors, however it has been unsuccessful to date.

                                        SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned who are duly authorized to do so.


Dated May 14,2000                           AMERICAN MIDLAND CORP.




                                            BY: /s/ Irwin S. Lampert
                                            IRWIN S. LAMPERT
                                            SENIOR VICE PRESIDENT
                                            AND TREASURER
                                            (PRINCIPAL FINANCIAL
                                            OFFICER)

                            PART II. OTHER INFORMATION



Item 1.  Legal Proceedings

See Registrant's Annual Report on Form 10-K for the year ended December
31, 1999. As of March 31, 2000 there was no material change in the status of the matters described in Item 3 of the Annual Report.


Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

    none

(b) Reports on Form 8-K

There were no reports on Form 8-K filed by the Registrant during the three months ended March 31, 2000.