Form 10-Q
period 2000-06-30
AMERICAN MIDLAND CORP
filed 2000-08-11
CIK 66052

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF
                    THE SECURITIES AND EXCHANGE ACT OF 1934

                         For Quarter Ended June 30,2000

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

                 Common stock, $.01 par value: 5,696,000 shares
                         outstanding as of June 30,2000

PART 1 - FINANCIAL INFORMATION ITEM 1. FINANCIAL STATEMENTS The accompanying condensed financial statements of American Midland Corporation ("American") at and for the periods indicated do not include all footnotes and certain financial statement disclosure normally required under generally accepted accounting principles; they should be read in conjunction with the consolidated financial statements of American included in its annual report on Form 10-K to the
Securities and Exchange Commission for the year ended December 31, 1999. The interim condensed consolidated financial statements included herein are unaudited, but include all adjustments consisting of normal recurring accruals which American considers necessary for a fair presentation of its consolidated financial position and results of operations at and for the respective periods. The results of operations for the six months ended June 30,2000 are not necessarily indicative of the results of operations for the year ending December 31, 2000.

                             AMERICAN MIDLAND CORP.
                           CONSOLIDATED BALANCE SHEET
                                  (unaudited)

ASSETS                                             June 30,        December 31,
                                                      2000               1999
                                                      ----               ----
Current Assets

Cash .................................             $ 27,000              $ 4,000

Accounts Receivable..................                  0                 23,000
                                                    ------               ------

Total Current Assets .......................        27,000               27,000
                                                    ======               ======


Investments in and advances to ...............   1,000,000            1,000,000
unconsolidated subsidiary, at
equity (note 1)

Total Assets .......................            $1,027,000           $1,027,000
                                                ==========           ==========


Current Liabilities

Accounts payable                                    120,000             120,000
Notes Payable                                       304,000             304,000
Loans Payable                                       404,000             404,000
                                                    -------             -------

Total Current Liabilities                           464,000             464,000


STOCKHOLDERS' EQUITY
Common Stock                                         57,000              57,000
Capital in excess of par value                   24,785,000          24,785,000
Deficit                                         (24,279,000)        (24,279,000)
                                                -----------         -----------

Total                                          $  1,027,000        $  1,027,000
                                                  ==========         ==========



The accompanying notes are an integral part of these financial statements.

                                  AMERICAN MIDLAND CORP.
                            CONSOLIDATED RESULTS OF OPERATIONS
                                               (Unaudited)

                                                     Three months ended June 30,
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

                                                     Six months ended June 30,
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

                          AMERICAN MIDLAND CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOW
                                  (Unaudited)

                                                    Six months ended June 30,
                                                     ---------------------------
                                                       2000                1999
                                                       ----                ----
Cash Flow from Operating Activities:
Net Income (Loss)                                       $   0           $     0

Payment of Account Receivable                          23,000


Adjustments to reconcile net Income (Loss)
to cash provided by (used in ) operating
activities.                                                 0                 0
                                                            -                 -



Cash Provided by ( Used in ) operations                     0                 0
Cash at beginning of period                             4,000             6,000
                                                        -----             -----

Cash at end of period                                 $27,000            $6,000
                                                       ======            ======







The accompanying notes are an integral part of these financial statements.

                          AMERICAN MIDLAND CORPORATION
                        NOTES TO CONSOLIDATED STATEMENTS
                                  June 30, 2000

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

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED
June 30, 2000 vs 1999

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


Dated Aug 11,2000                           AMERICAN MIDLAND CORP.




                                            BY: /s/ Irwin S. Lampert
                                            IRWIN S. LAMPERT
                                            SENIOR VICE PRESIDENT
                                            AND TREASURER
                                            (PRINCIPAL FINANCIAL
                                            OFFICER)

                            PART II. OTHER INFORMATION



Item 1.  Legal Proceedings

See Registrant's Annual Report on Form 10-K for the year ended December
31, 1999. As of June 30,2000 there was no material change in the status of the matters described in Item 3 of the Annual Report.


Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

    none

(b) Reports on Form 8-K

There were no reports on Form 8-K filed by the Registrant during the six months ended June 30, 2000.