Form 10-Q
period 2000-09-30
AMERICAN MIDLAND CORP
filed 2000-11-13
CIK 66052

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF
                    THE SECURITIES AND EXCHANGE ACT OF 1934

                         For Quarter Ended Sept. 30, 2000

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

                 Common stock, $.01 par value: 5,696,000 shares
                         outstanding as of Sept.30,2000

PART 1 - FINANCIAL INFORMATION ITEM 1. FINANCIAL STATEMENTS The accompanying condensed financial statements of American Midland Corporation ("American") at and for the periods indicated do not include all footnotes and certain financial statement disclosure normally required under generally accepted accounting principles; they should be read in conjunction with the consolidated financial statements of American included in its annual report on Form 10-K to the
Securities and Exchange Commission for the year ended December 31, 1999. The interim condensed consolidated financial statements included herein are unaudited, but include all adjustments consisting of normal recurring accruals which American considers necessary for a fair presentation of its consolidated financial position and results of operations at and for the respective periods. The results of operations for the nine months ended Sept. 30,2000 are not necessarily indicative of the results of operations for the year ending December 31, 1999.

                             AMERICAN MIDLAND CORP.
                           CONSOLIDATED BALANCE SHEET
                                  (unaudited)

ASSETS                                             Sept. 30,        December 31,
                                                      2000               1999
                                                      ----               ----
Current Assets

Cash .................................             $27,000              $ 4,000

Accounts Receivable..................                   0                23,000

Total Current Assets .......................        27,000               27,000


Investments in and advances to ...............   1,000,000            1,000,000
unconsolidated subsidiary, at
equity (note 1)

Total Assets .......................            $1,027,000           $1,027,000
                                                ==========           ==========


Current Liabilities

Accounts payable                                    120,000             120,000
Notes Payable                                       304,000             304,000
Loans Payable                                       404,000             404,000
                                                    -------             -------

Total Current Liabilities                           464,000             464,000


STOCKHOLDERS' EQUITY
Common Stock                                         57,000              57,000
Capital in excess of par value                   24,785,000          24,785,000
Deficit                                         (24,279,000)        (24,279,000)
                                                -----------         -----------

Total                                          $  1,027,000        $  1,027,000
                                                  ==========         ==========



The accompanying notes are an integral part of these financial statements.

                                 AMERICAN MIDLAND CORP.
                            CONSOLIDATED RESULTS OF OPERATIONS
                                               (Unaudited)

                                                       Nine months ended Sept.30
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
                                                      =========        =========


                                  AMERICAN MIDLAND CORP.
                            CONSOLIDATED RESULTS OF OPERATIONS
                                               (Unaudited)

                                                      Three months ended Sept.30
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

                          AMERICAN MIDLAND CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOW
                                  (Unaudited)

                                                      nine months ended Sept.30,
                                                     ---------------------------
                                                         2000               1999
                                                         ----               ----
Cash Flow from Operating Activities:                    $   0           $     0
Net Income (Loss)

Payment of Accounts Receivable                         23,000           $     0

Adjustments to reconcile net Income (Loss)
to cash provided by (used in ) operating
activities.                                                 0                 0
                                                            -                 -



Cash Provided by ( Used in ) Operations                     0                 0
Cash at beginning of period                             4,000             6,000
                                                        -----             -----

Cash at end of period                                 $27,000            $6,000
                                                       ======            ======







The accompanying notes are an integral part of these financial statements.

                          AMERICAN MIDLAND CORPORATION
                        NOTES TO CONSOLIDATED STATEMENTS
                                  Sept.30, 2000

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


Going Concern
American has suffered recurring losses from operation and its current obligations exceed its current assets. It has recently settled substantial obligations and funded said settlements by loans, with an option to convert $30,000 of said loans into 3,000,000 shares of common stock from its officers and directors. It is continuing to attempt to raise additionalfunds to pay its current outstanding obligations and for future operations. These matters raise substantial concern about American's ability to continue as a going concern.


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

Item 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS FOR THE NINE  MONTHS AND THREE MONTHS ENDED
Sept. 30, 2000 vs 1999

American has been inactive since 1994 and has no offices, employees or business operations.It owns a 45% interest in a Costa Rican Corporation ("Talmana") which it has been attempting to sell for the past three years. Its ability to sell the company is restricted by Costa Rican law which requires that a fishing license in Costa Rica must be owned by a Costa Rican citizen. Management estimates that if it is unable to sell its interest in Talmana and the company is liquidated that it will realize only a fraction, if any of its investment. American maintains a mailing address pending the resolution of its investment in Costa Rica.
LIQUIDITY AND CAPITAL RESOURCE

American does not have adequate liquidity to maintain its current operation and has closed its office in New Jersey. Its officers and directors loaned $40,000 to American, with an option to convert $30,000 of loans to 3,000,000 shares of Americans common stock. American is attempting to raise additional funds through the private sale of its stock to potential investors, however it has been unsuccessful to date.

                                        SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned who are duly authorized to do so.

Dated Nov.10,2000                         AMERICAN MIDLAND CORP.




                                            BY: /s/ Irwin S. Lampert
                                            IRWIN S. LAMPERT
                                            SENIOR VICE PRESIDENT
                                            AND TREASURER
                                            (PRINCIPAL FINANCIAL
                                            OFFICER)

                            PART II. OTHER INFORMATION



Item 1.  Legal Proceedings

See Registrant's Annual Report on Form 10-K for the year ended December
31, 1999. As of Sept.30, 2000 there was no material change in the status of the matters described in Item 3 of the Annual Report.


Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

    none

(b) Reports on Form 8-K

There were no reports on Form 8-K filed by the Registrant during the three months ended Sept.30, 2000.