Form 10-K
period 2000-12-31
AMERICAN MIDLAND CORP
filed 2001-03-26
CIK 66052

SECURITIES AND EXCHANGE COMMISSION
                                             WASHINGTON, D.C.

                                               FORM 10-K
                                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                                      THE SECURITIES AND EXCHANGE ACT OF 1934

                                      For the period ended December 31, 2000
                                           Commission File Number 0-2734

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

  Aggregate market value of voting stock held by non-affiliates of the Registrant computed by reference to the price at which the Registrant's Common Stock was sold as of February 28, 2001: $50.000.

  Number of shares outstanding of the Registrant's Common Stock, as of February 28, 2001:
  5,696,000.

                                                      Part 1.



Item 1. Business

American Midland Corporation ("American"), a New York Corporation organized in February 1959, has been inactive for more than seven(7) years. Effective January 1, 1994, American closed its office and terminated all its employees. It's transfer agent recently resigned due to non payment for it's services. American owns a forty-five percent(45%)interest in Talmana S.A.("Talmana"), a Costa Rican corporation engaged in Shrimp fishing in Costa Rica. American has been attempting to sell its investment in Talmana for the past three years without any success. It's ability to sell the company is restricted by Costarican law which requires that a fishing license in Costa Rica must be owned by a Costarican citizen. Also the phenomena know as "El Nino" has negatively impacted the fishing industry in Costa Rica. Management estimates that if it is unable to sell the company and is forced to liquidate Talmana that it will realize only a fraction, if any, of its investment.

Discontinued operations

Prior to 1990 American terminated its involvement in its real estate operation in the State of Florida. Judgments were entered against American for approximately $2,300,000 on defaulted mortgage obligations. In 1996 American settled these obligations from its working capital and loans from its officers.



Employees

American did not have any employees in 2000.

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

Item 6. Selected Financial Data.

                          Amount in thousands except for per share data
                                 Year ended December 31,
                               2000   1999    1998  1997  1996
Sales
Interest & Misc Income           0      0       0     0     7


Total                            0      0       0     0     7


Income/(loss) continuing
operations                       0     (2)    -81   137    91


Net Income/(loss)                0     (2)    -81   137    91

Per share Income(loss)
continuing operations            0       0   -.02   .02   .02


Weighted Average
common shares                 5696    5696    5696  5696   5696


                          Amount in thousands except for per share data
                                Year ended December 31,
                               2000   1999    1998   1997   1996


Total Assets                   1027   1027    3690   3771   3642
Long Term Debt
Subordinated Debt
Stockholders'
Equity/Deficit                  563   563    2379   2460    2323



Note:American has not paid any cash dividends during the five years ended December 31, 2000

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

Item 8.      Financial Statements and Supplementary Data




INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




Consolidated financial statements


Balance Sheets- December 31, 2000 and 1999;

For the years ended December 31, 2000, 1999, 1998:

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

                                       AMERICAN MIDLAND CORP
                                  CONSOLIDATED BALANCE SHEET
                                        (Unaudited)


ASSETS                                                   December 31,
                                                     2000        1999
Current Assets
Cash                                               27,000          4,000
Accounts Receivable                                               23,000


Total Current Assets                               27,000         27,000



Investments in and Advances to Unconsolidated
Subsidiary, at Equity ( Note 1 )                1,000,000      1,000,000

Total Assets                                    1,027,000      1,027,000


LIABILITIES & STOCKOLDERS'EQUITY

LIABILITIES:
Current Liabilities
Accounts Payable and Accrued Expenses            160,000    $    160,000
Notes Payable                                    304,000         304,000
Total Current Liabilities                        464,000         464,000



Excess of losses and distributions over
investment and Advances to
Real Estate Joint Ventures, at Equity                  0         847,000


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

                                           AMERICAN MIDLAND CORPORATION
                                         CONSOLIDATED RESULTS OF OPERATIONS
                                                    (UNAUDITED)
                                                   December 31,

                                         2000          1999          1998

Sales                                        0

Gross Profit ( Loss)                         0
Expenses:
Selling & Admin.                             0      2,000          1,000
Total Expenses                               0      2,000          1,000
other Income (Expenses)
Interest & Other Income
Gain on sale of assets

Income (loss) from continuing
operations before equity in gain             0
or ( loss ) of unconsolidated
joint ventures & taxes on income             0     (2,000)        (1,000)
Equity in gain or (loss) of
unconsolidated joint
subsidiaries and joint ventures              0                   (80,000)

Income (loss) from continuing
operationsbefore taxes on income             0     (2,000)       (81,000)

Taxes on income

Income (loss) from continuing
operations                                   0     (2,000)       (81,000)

Write down of investments to fair
market value net of write off of
intercompany items no longer
applicable and prior period
adjustments.                                     (1,894,800)

Net income (loss) per share              (.33)        (.33)          .02


Weighted average common
shares outstanding                   5,696,000     5,696,000      5,696,000
See accompaning notes
to financial statements.

AMERICAN MIDLAND CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOW
(UNAUDITED)

Year Ended December 31,
                                             2000      1999        1998

Cash Flow from Operating Activities:
Net Income ( Loss)                               0  (1,896,800)   (81,000)
Adjustments to reconcile net
Income ( loss) to cash provided
by ( used In ) operating
activities:
Write down of investments & other
non cash adjustments                                (1,894,000)
Receivable Decrease (increase )             23,000
in liabilitesEquity in gain of
unconsolidated subsidiary                    -                    (80,000)
Cash Provided by ( Used in )
Operations                                  23,000    (2,000)      (1,000)
Cash at beginning of period                  4,000     6,000        7,000
Cash at end of period                       27,000     4,000        6,000







The accompanying notes are an integral part of these financial statements

                                            AMERICAN MIDLAND CORPORATION
                                            NOTES TO CONSOLIDATED STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of American Midland Corporation ("American"). American reports its investment in Talmana as an investment in an unconsolidated subsidiary on the equity method. The 1998 and 1997 statements include the results of the company's 45% owned subsidiary for the years ended September 30, 1998 and December 31, 1997. The December 31st statements after 1998 do not include the results of Talmana. American wrote down it's investment in Talmana as at December 31, 1999 to $1,000,000 and has been subsequently advised by Talmana that it may be forced to liquidate and American may not receive any return from it's investment.

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

The December 31, 2000 financial statement does not includes the results from operations for Talmana for its fiscal year ended in 1999. American wrote down its investment in Talmana to $1,000,000 as at December 31, 1999. If American is unable to find a buyer for its investment and Talmana is forced to liquidate it is estimate that American will receive little or no return on its investment.

6.Settlement of Obligation.

In 1996 American settled its obligations with the FDIC, Nations Bank and Stephen Bernstein for amounts substantially reduced amounts. The difference between the amount paid and the amount of the obligations were credited to paid in surplus.

                          AMERICAN MIDLAND CORPORATION
                            Subsidiaries of American
                             (at December 31, 2000)




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


                                                                  State of
                                                                  Incorporation

Talmana                                                          Costa Rica

                                             PART IV


      Item 4.   Exhibits, Financial Statement schedules and Reports on Form 8-k.
                 (a) Exhibits
                 Subsidiaries of American.
                 (b) Reports on form 8k

        There were no reports on form 8K filed by the Registrant during the year ended December 31,2000.

Item 10, Directors and Executive officers of American
Name                  Position                        Age       Elected Director

Emil Ramat            Chairman of the Board of
                      Directors & President           78                  1974

Irwin S. Lampert      Vice Pres/Sec'y Treasurer
                      and Director                    69                  1984


Mr Ramat has been Chairman of the Board, President and Chief Executive Officer of American for more than the past five years.

Mr. Lampert has been a director and Senior Vice President, Treasurer and Chief Financial Officer of American for more than the past five years.
 .


      Item 11, Executive compensation

During the twelve months ended December 31, 2000, none of American's executive officers received any remuneration from American.




Item 12, Security ownership of Certain Beneficial owners and
Management


 (a) As of February 28, 2001, American knows of no person or group owning beneficially more than 5% of its outstanding common stock, except for Jonathan
P. Rosen, who owned beneficially 464,500 shares, (including 98,700 of American's shares owned by The First Republic Corporation of America, a public company of which Mr. Rosen is a principal stockholder) , representing 8.15% of the class, and directors and officers, as a group, who owned beneficially 185,183 shares representing 3.25% of the class.

(b) The following table sets forth certain information regarding the ownership of American's common stock as of February 28, 2001 by each of the directors of American and the directors and officers of American as a group:




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




Signature                                     Title




/s/Emil Ramat                                President and Chairman of the Board
                                             of  Directors
                                             March , 2001


                                             Vice President, Director
/s/Irwin S.Lampert                           March , 2001